Form 10-Q
period 1995-09-30
DE ANZA PROPERTIES X
filed 1995-11-13
CIK 215628

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 0-8942


                             DE ANZA PROPERTIES - X
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                     95-3005938
     (State or other jurisdiction of                      (IRS Employer Iden-
      incorporation or organization)                      tification Number)

                       9171 WILSHIRE BOULEVARD, SUITE 627
                        BEVERLY HILLS, CALIFORNIA  90210
          (Address of principal executive offices, including zip code)

                                 (310) 550-1111
            (The registrant's telephone number, including area code)


                                   NO CHANGE

              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X   NO
                                    ---     ---

         Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.0-3(b) (17 CFR 240.0-3(b)), the pages of this document have been numbered sequentially. The total number of pages contained herein is 25. An Exhibit Index is located on page 16 herein.

                               TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                Balance Sheets                                   3

                Statements of Income                             5

                Statements of Changes in Partners'
                  Capital (Deficit)                              7

                Statements of Cash Flows                         8

                Notes to Financial Statements                   10


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                           14



PART II.   OTHER INFORMATION                                    16

PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS


                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                                 Balance Sheets
                                  (Unaudited)

                                                                                September 30,              December 31,
                                                                                    1995                      1994
                                                                                -------------              ------------
                                                        ASSETS

CASH AND CASH EQUIVALENTS - including restricted
    deposits of $843,923 and $1,024,923 at September 30, 1995
    and December 31, 1994, respectively - Note 1                                 $ 1,466,130               $ 1,431,793

ESCROW DEPOSITS                                                                           -                        100

ACCOUNTS RECEIVABLE                                                                   17,586                    77,055

PREPAID EXPENSES                                                                      96,555                    67,100
                                                                                 -----------               -----------
                                                                                   1,580,271                 1,576,048
                                                                                 -----------               -----------

PROPERTY AND EQUIPMENT - Notes 2, 5 and 6
    Land                                                                           2,989,265                 4,060,334
    Land improvements                                                              4,618,052                 6,786,941
    Buildings and improvements                                                    11,494,357                11,494,357
    Furniture and equipment                                                          577,312                   692,578
    Mobile homes                                                                          -                     45,154
    Transportation equipment                                                              -                     11,614
                                                                                 -----------               -----------
                                                                                  19,678,986                23,090,978

    Less accumulated depreciation                                                  9,752,506                10,748,194
                                                                                 -----------               -----------
                                                                                   9,926,480                12,342,784
                                                                                 -----------               -----------

OTHER ASSETS
    Loan costs - less accumulated amortization of
      $52,714 and $50,404 at September 30, 1995
      and December 31, 1994, respectively - Note 2                                    55,101                    57,411
    Other                                                                             21,225                    22,462
                                                                                 -----------               -----------
                                                                                      76,326                    79,873
                                                                                 -----------               -----------

                                                                                 $11,583,077               $13,998,705
                                                                                 ===========               ===========






See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                           Balance Sheets (Continued)
                                  (Unaudited)


                                                                                 September 30,              December 31,
                                                                                     1995                       1994
                                                                                 -------------              ------------
                                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    (including $20,623 and $56,217 due to related
    parties at September 30, 1995 and December 31,
    1994, respectively)                                                           $   214,442               $   205,095

DEPOSITS AND ADVANCE RENTALS                                                          129,098                   125,518

DEFERRED GAIN ON SALE - Note 5                                                        843,923                 1,024,923

SECURED NOTES PAYABLE - Note 2                                                      4,774,530                 4,837,624
                                                                                  -----------               -----------
                                                                                    5,961,993                 6,193,160
                                                                                  -----------               -----------

PARTNERS' CAPITAL (DEFICIT)
    General partners                                                               (3,507,857)               (3,210,498)
    Cash general partners, 228.5 units issued and
      outstanding                                                                      78,804                    97,659
    Limited partners, 22,640.5 units issued and
      outstanding                                                                   9,050,137                10,918,384
                                                                                  -----------               -----------
                                                                                    5,621,084                 7,805,545
                                                                                  -----------               -----------

                                                                                  $11,583,077               $13,998,705
                                                                                  ===========               ===========





See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                              Statements of Income
                                  (Unaudited)


                                                                               Nine Months               Nine Months
                                                                                  Ended                     Ended
                                                                              September 30,             September 30,
                                                                                   1995                      1994
                                                                              -------------             -------------
INCOME
    Rent                                                                        $3,027,018               $ 5,295,383
    Utilities                                                                      143,232                   317,149
    Other                                                                           89,449                    98,861
    Interest                                                                        53,177                    28,063
    Gain on sale of property and equipment - Notes
      5 and 6                                                                    2,258,041                16,322,297
    Unrecognized gain - Note 5                                                          -                 (1,024,923)
                                                                                ----------               -----------
                                                                                 5,570,917                21,036,830
                                                                                ----------               -----------

EXPENSES
    Depreciation and amortization                                                  489,242                 1,005,501
    Interest                                                                       362,376                 1,239,600
    Maintenance, repairs and supplies                                              298,683                   579,297
    Utilities                                                                      239,902                   439,955
    Salaries (including $16,694 and $34,138
      paid to related parties in 1995 and
      1994, respectively) - Note 3                                                 235,352                   434,186
    Other                                                                          219,981                   278,170
    Real estate taxes                                                              185,307                   424,532
    Professional fees and services
      (including $92,614 and $179,584 paid
      to related parties in 1995 and 1994,
      respectively) - Note 3                                                       182,350                   285,627
    Management fees (including $140,127 and
      $264,867 paid to related parties in 1995
      and 1994, respectively) - Note 3                                             164,361                   269,172
    Insurance                                                                       75,960                    95,201
    Payroll taxes and employee benefits                                             48,322                   110,155
                                                                                ----------               -----------
                                                                                 2,501,836                 5,161,396
                                                                                ----------               -----------

NET INCOME                                                                      $3,069,081               $15,875,434
                                                                                ==========               ===========

NET INCOME
    GENERAL PARTNERS                                                              $417,787                  $158,754
                                                                                  ========                  ========
    CASH GENERAL AND LIMITED PARTNERS                                           $2,651,294               $15,716,680
                                                                                ==========               ===========

INCOME PER 1% GENERAL
    PARTNER INTEREST - Note 4                                                    $4,177.87                 $1,587.54
                                                                                 =========                 =========
INCOME PER CASH GENERAL AND
    LIMITED PARTNERSHIP UNIT - Note 4                                              $115.93                   $687.25
                                                                                   =======                   =======





See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                              Statements of Income
                                  (Unaudited)


                                                                               Three Months              Three Months
                                                                                  Ended                     Ended
                                                                              September 30,             September 30,
                                                                                   1995                      1994
                                                                              -------------             -------------
INCOME
    Rent                                                                        $  921,027               $ 1,502,387
    Utilities                                                                       31,504                    97,570
    Other                                                                           24,797                    14,382
    Interest                                                                        29,048                    23,615
    Gain on sale of property and equipment - Notes
      5 and 6                                                                    2,077,041                16,322,297
    Unrecognized gain - Note 5                                                          -                 (1,024,923)
                                                                                ----------              -----------
                                                                                 3,083,417                16,935,328
                                                                                ----------               -----------

EXPENSES
    Depreciation and amortization                                                  149,764                   505,518
    Interest                                                                       121,352                   304,419
    Maintenance, repairs and supplies                                               94,592                   163,648
    Utilities                                                                       56,178                   106,220
    Salaries (including $5,624 and $11,602
      paid to related parties in 1995 and
      1994, respectively) - Note 3                                                  68,984                   135,229
    Other                                                                           85,550                    76,095
    Real estate taxes                                                               56,246                   128,838
    Professional fees and services
      (including $28,010 and $76,327 paid
      to related parties in 1995 and 1994,
      respectively) - Note 3                                                        45,686                   136,609
    Management fees (including $46,417 and
      $69,287 paid to related parties in 1995
      and 1994, respectively) - Note 3                                              52,649                    73,592
    Insurance                                                                       25,726                    15,474
    Payroll taxes and employee benefits                                             13,451                    44,947
                                                                                ----------               -----------
                                                                                   770,178                 1,690,589
                                                                                ----------               -----------

NET INCOME                                                                      $2,313,239               $15,244,739
                                                                                ==========               ===========

NET INCOME
    GENERAL PARTNERS                                                              $314,896                  $152,447
                                                                                  ========                  ========
    CASH GENERAL AND LIMITED PARTNERS                                           $1,998,343               $15,092,292
                                                                                ==========               ===========

INCOME PER 1% GENERAL
    PARTNER INTEREST - Note 4                                                    $3,148.96                 $1,524.47
                                                                                 =========                 =========
INCOME PER CASH GENERAL AND
    LIMITED PARTNERSHIP UNIT - Note 4                                               $87.38                   $659.95
                                                                                    ======                   =======





See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

              Statements of Changes in Partners' Capital (Deficit)
                                  (Unaudited)

                For the Nine Months Ended September 30, 1995 and
                      For the Year Ended December 31, 1994


                                                                                     Cash
                                                               General             General           Limited
                                           Total              Partners             Partners          Partners
                                        -----------         ------------          ----------       ------------
BALANCE - January 1,
   1994                                 $   (23,991)        $(3,461,780)           $ 21,940         $ 3,415,849

DISTRIBUTIONS TO
   PARTNERS                              (8,251,236)           (264,816)            (79,798)         (7,906,622)

NET INCOME - for the
   year ended December
   31, 1994 - Note 5                     16,080,772             516,098             155,517          15,409,157
                                        -----------         -----------            --------         -----------

BALANCE - December 31,
   1994                                   7,805,545          (3,210,498)             97,659          10,918,384

DISTRIBUTIONS TO
   PARTNERS                              (5,253,542)           (715,153)            (45,346)         (4,493,043)

NET INCOME - for the
   nine months ended
   September 30, 1995                     3,069,081             417,787              26,491           2,624,803
                                        -----------         -----------            --------         -----------

BALANCE - September 30, 1995            $ 5,621,084         $(3,507,850)           $ 78,804         $ 9,050,144
                                        ===========         ===========            ========         ===========





See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)


                                                                                   Nine Months             Nine Months
                                                                                      Ended                   Ended
                                                                                  September 30,           September 30,
                                                                                      1995                    1994
                                                                                  -------------           -------------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Gross rents received from real estate
       operations                                                                  $ 3,193,880            $  6,287,451
     Cash paid to suppliers and employees
       (including $255,445 and $478,589 paid
       to related parties in 1995 and 1994,
       respectively)                                                                (1,607,317)             (4,016,777)
     Interest paid                                                                    (362,376)             (1,239,600)
     Interest income received                                                          135,685                  28,063
                                                                                   -----------            ------------

          Net cash provided by
            operating activities                                                     1,359,872               1,059,137
                                                                                   -----------            ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                                              (262,401)               (208,227)
     Sale of property and equipment                                                  4,325,000              23,704,420
     Sales and closing costs                                                           (71,498)               (525,472)
                                                                                   -----------            ------------

          Net cash used in
            investing activities                                                    (3,991,101)             22,970,721
                                                                                   -----------            ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from unsecured note payable                                                   -                  200,000
     Prepayment penalties                                                                   -               (1,618,831)
     Principal payments on secured notes
       payable                                                                         (63,094)            (13,439,142)
     Principal payments on unsecured note payable                                           -                 (200,000)
     Loan costs                                                                             -                   (1,000)
     Partner distributions                                                          (5,253,542)             (7,840,498)
                                                                                   -----------            ------------

          Net cash used in
            financing activities                                                    (5,316,636)            (22,899,471)
                                                                                   -----------            ------------

 NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                   34,337               1,130,387

 CASH AND CASH EQUIVALENTS:
     BALANCE AT BEGINNING OF PERIOD                                                  1,431,793                 429,229
                                                                                   -----------            ------------

     BALANCE AT END OF PERIOD                                                      $ 1,466,130            $  1,559,616
                                                                                   ===========            ============





See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                      Statements of Cash Flows (Continued)
                                  (Unaudited)


                                                                                          Nine Months               Nine Months
                                                                                             Ended                     Ended
                                                                                         September 30,             September 30,
                                                                                              1995                     1994
                                                                                         -------------             -------------
        RECONCILIATION OF NET INCOME TO NET
          CASH PROVIDED BY OPERATING ACTIVITIES
            Net income                                                                     $ 3,069,081              $ 15,875,434
            Adjustments to reconcile net income
              to net cash provided by
              operating activities
                Depreciation and amortization                                                  489,242                 1,005,501
                Gain on sale of property and equipment                                      (2,258,041)              (15,297,374)
            Changes in operating assets and
              liabilities
                (Increase) decrease in accounts
                  receivable                                                                    59,469                   (31,531)
                Increase in prepaid expenses                                                   (29,455)                   (4,710)
                Increase in mobile homes held
                  for resale                                                                        -                    (75,119)
                Decrease in other assets                                                         1,337                        -
                Increase(decrease) in accounts payable
                  and accrued expenses                                                          24,659                  (413,188)
                Increase in deposits and
                  advance rentals                                                                3,580                       124
                                                                                           -----------              ------------

                  Net cash provided by
                    operating activities                                                   $ 1,359,872              $  1,059,137
                                                                                           ===========              ============



SUPPLEMENTAL DISCLOSURE

During the nine months ended September 30, 1995, the MHC cash reserve of $181,000 was released from restricted cash and the Partnership recognized a gain on that portion of the 1994 sale proceeds.





See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

                  September 30, 1995 and December 31, 1994 and
        For the Nine and Three Months Ended September 30, 1995 and 1994


NOTE 1 -         BASIS OF PRESENTATION

                 The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included. Operating results during the nine and three months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

                 Cash and Cash Equivalents

                 The Partnership invests its cash not needed for working capital in highly liquid short-term investments consisting primarily of money market funds. The Partnership considers such items to be cash equivalents.

NOTE 2 -         SECURED NOTES PAYABLE

                 Secured notes payable at September 30, 1995 and December 31, 1994 consisted of:

                                                                                  September 30,             December 31,
                                                                                       1995                     1994
                                                                                  -------------             ------------
                            Note collateralized by first trust deed,
                            payable in monthly installments of
                            $47,093, including interest at 10%,
                            maturing in 2014.
                                                                                    $4,774,530               $4,837,624
                                                                                    ==========               ==========

NOTE 3 -         TRANSACTIONS WITH RELATED PARTIES

                 Pursuant to a management agreement dated October 1, 1985, De Anza Assets, Inc., a former affiliate of the operating general partner (OGP), was paid a management fee in the amount of 5% of the annual gross receipts from the operations of the Partnership's properties. The payment of this fee is subordinated to the distributions to the cash general and limited partners of 6% of their adjusted capital contributions each year and is noncumulative, except in the case of a sale, refinancing or other disposition of the Partnership's properties. In that case, the difference between the management fee actually paid and the management fee that would have been paid if it were not subordinated, is payable out of proceeds from the sale, refinancing or other disposition after payment of the limited partners' priority return and capital contribution and the general partners' incentive interest. Management

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                  September 30, 1995 and December 31, 1994 and
        For the Nine and Three Months Ended September 30, 1995 and 1994


NOTE 3 -         TRANSACTIONS WITH RELATED PARTIES (Continued)

                 fees of $238,218 and $42,638 were paid to De Anza Assets, Inc. during the nine and three months ended September 30, 1994, respectively.

                 On August 18, 1994, subsequent to the sale of Colonies of Margate and the property management business of De Anza Group, Inc. (DAG), as discussed in Note 5, the property management of Woodbridge was assumed by Terra Vista Management, Inc. (Terra Vista) by assignment of the management agreement from De Anza Assets, Inc. and was subsequently replaced with an agreement directly between the Partnership and Terra Vista. Terra Vista is wholly owned by Michael D. Gelfand, president of the OGP and the son of Herbert M. Gelfand. Herbert M. Gelfand, together with Beverly Gelfand, is the sole shareholder of the OGP and an individual general partner. Terra Vista was paid $140,127 and $46,417 for management fees during the nine and three months ended September 30, 1995, respectively. Terra Vista was paid $26,649 for management for the period of August 18, 1994 through September 30, 1994. The property management of Aptos Pines was transferred to an affiliate of the buyer when the property management business of DAG was transferred as part of the overall transaction concurrent with the sale of Colonies of Margate (see Note 5).

                 In addition, Terra Vista or an affiliate of the OGP was paid $115,318 and $37,053 during the nine and three months ended September 30, 1995, respectively, for performing bookkeeping, regional management, computer and public relations services necessary for the operation of the Partnership and its properties. Terra Vista was paid $14,043 and DAG or a wholly owned subsidiary was paid $199,679 during the nine months ended September 30, 1994 for these services. Of the $213,722 paid for the nine months ended September 30, 1994, $87,929 ($14,043 paid to Terra Vista and $73,886 paid to DAG or a wholly owned subsidiary) is attributable to the three months ended September 30, 1994.

NOTE 4 - INCOME PER 1% GENERAL PARTNER INTEREST AND CASH GENERAL AND LIMITED PARTNERSHIP UNIT

                 Income per cash general and limited partnership unit was computed based on the cash general and limited partners' share of net income as reflected on the Statements of Income and Changes in Partners' Capital (Deficit) and the number of units outstanding (22,869 units). The general partners' share of net income has not been included in this computation. Income per 1% general partner interest was computed based on the general partners' share of net income as reflected on the Statements of Income and Changes in Partners' Capital (Deficit).

NOTE 5 -         SALE OF COLONIES OF MARGATE

                 On August 18, 1994, the Partnership sold Colonies of Margate to MHC Operating Limited Partnership, an affiliate of Manufactured Home Communities, Inc.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                  September 30, 1995 and December 31, 1994 and
        For the Nine and Three Months Ended September 30, 1995 and 1994


NOTE 5 -         SALE OF COLONIES OF MARGATE (Continued)

                 ("MHC"), a real estate investment trust, as part of an overall transaction for the sale of the related property management business of DAG and other mobile home communities affiliated with DAG.

                 The sales price for the Property was $23,147,228. Additional proceeds of $557,192, which were included in the sales price for calculating the gain on sale of property and equipment, were received from MHC to fund a General Reserve. Excess proceeds of $7,133,000 were distributed to the limited partners in September 1994 as a return of original capital, after repayment of debt of $13,523,715, a prepayment penalty of $1,618,831, sales and closing costs of $644,488, and setting aside reserves aggregating $784,386.

                 In addition to the $784,386, approximately $240,537 from operations were used to establish the following reserves:

                            MHC Reserve                                $181,000
                            General Reserve                             557,192
                            Independent Committee Reserve               286,731

                 The MHC Reserve was required by MHC, released in May 1995, and in August 1995, $181,000 was distributed to the limited partners. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction.

                 Pursuant to the guidelines of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate", the Partnership continues to defer the recognition of gain on that portion of the sales proceeds represented by the Independent Committee Reserve and the General Reserve, totaling $843,923. As mentioned above, the MHC Reserve has been released, and accordingly, gain on sale has been recognized and is included in net income for the nine months ended September 30, 1995.

                 The Partnership has been charged with certain costs for the transaction, some of which were based upon an allocation of costs from an overall transaction with MHC. Such transaction costs were capitalized to the property and deducted in the determination of net gain on the sale of the Partnership's property. Transaction and closing costs charged to the Partnership totaled $644,488.

NOTE 6 -         SALE OF APTOS PINES

                 On or about March 22, 1995 the Partnership entered into an agreement with F.C. Tsao, an individual, for the sale of Aptos Pines (the Property) for $4,325,000, all cash, subject to numerous conditions. The conditions included the right of the Partnership to offer the Property to the residents' homeowners association on substantially the same terms, which offer was made.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                  September 30, 1995 and December 31, 1994 and
        For the Nine and Three Months Ended September 30, 1995 and 1994


NOTE 6 -         SALE OF APTOS PINES (Continued)

                 On or about April 10, 1995, the Aptos Pines Homeowners Association (the Association) accepted the offer and entered into an agreement to purchase the Property, subject to conditions. The Property was sold on July 11, 1995 to a non-profit mutual benefit corporation formed by the Association.

                 The sales price for the Property was $4,325,000, all cash, and an additional $35,000 was received as reimbursement of capital outlays related to the newly constructed sewer system. The Partnership incurred sales and closing costs of approximately $56,200, has distributed $4,265,000 of the proceeds to the limited and general partners and has reserved the remaining $3,800.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity

     The Partnership's quick ratios were 1.5:1 and 1.2:1, including unrestricted cash balances of $622,207 and $406,870 at September 30, 1995 and December 31, 1994, respectively. The increase in liquidity is primarily attributable to cash flow from operations and paying down accounts payable. The Partnership's cash balance is its immediate source of liquidity.

     On a long-term basis, the Partnership's liquidity is sustained primarily from cash flows from operations, which during the nine months ended September 30, 1995 were approximately $1,360,000. Should it become necessary to improve liquidity the Partnership can reduce partner distributions from operations, which totaled approximately $808,000 during the nine months ended September 30, 1995, arrange a short-term line of credit or refinance Woodbridge Meadows.

     In 1994 and 1995 the Partnership sold Colonies of Margate and Aptos Pines as discussed in Notes 5 and 6 to the financial statements, respectively. Both sales have reduced partnership income and therefore, liquidity. The Partnership intends to continue to operate its remaining property, Woodbridge Meadows Apartments.

     Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties known to the Partnership which are reasonably likely to materially affect the Partnership's liquidity.

Capital Resources

     The Partnership anticipates spending approximately $379,000 in 1995 for physical improvements at its properties, $117,000 of which will be spent during the remainder of 1995. Funds for these improvements will be provided by cash generated from operations and from the remaining reserves from the 1990 Margate refinancing available for improvement projects at Woodbridge.

     Due to the sale of Colonies of Margate and Aptos Pines discussed in Notes 5 and 6, and the distributions pursuant to the sale of Margate and Aptos Pines, the Partnership's capital resources have been reduced.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Capital Resources (Continued)

     Other than as described above, there are no known material trends, favorable or unfavorable, in the Partnership's capital resources. The Partnership does not contemplate any other material changes in the mix of its capital resources, other than as described above.

Results of Operations

     Since Colonies of Margate was sold in August 1994 and Aptos Pines was sold in July 1995, a comparison of results of operations for the nine and three months ended September 30, 1995 and 1994 would not be meaningful.
     However, a comparison can be done excluding the operations of Colonies of Margate and Aptos Pines.

     Rental income, excluding Colonies of Margate and Aptos Pines, increased 0.6% and decreased 0.8% during the nine and three months ended September 30, 1995, respectively, over the same periods in 1994. Higher rental rates at Woodbridge in 1995 are offset by lower occupancy. Competition in the immediate area has lowered occupancy at Woodbridge, but the major improvements done to the property begun in 1992 and to be completed in 1995 are expected to allow Woodbrige to maintain a stable income stream. Competition mostly arises from Irvine Apartment Communities whose numerous properties dominate the local luxury apartment market.

     Interest income increased during the nine and three months ended September 30, 1995 due to cash reserves from the Colonies of Margate sale from since August 1994.

     Expenses, excluding Colonies of Margate and Aptos Pines, during the nine and three months ended September 30, 1995 increased 0.2% and decreased 6.1%, respectively, over the same periods in 1994. Professional fees and services increased due to increased accounting costs. Insurance premiums at Woodbridge increased by 73% over 1994 largely as a result of the January 1994 Northridge earthquake centered approximately 70 miles from Woodbridge. Partially offsetting these increases was a decrease in depreciation and amortization costs due to the declining balance method of depreciation.

     Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

PART II.         OTHER INFORMATION



ITEM NUMBER


1.   LEGAL PROCEEDINGS

     No new material legal proceedings were commenced during the three months ended September 30, 1995 and there are none pending.

2.   CHANGES IN SECURITIES

     None.

3.   DEFAULTS UPON SENIOR SECURITIES

     None.

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

5.   OTHER INFORMATION

     None.

6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit Index

          Exhibit Number                                                   Page
          --------------                                                   ----
          10.1  Woodbridge/Terra Vista Management
                Agreement dated August 18, 1994............................18

     (b)  Reports on Form 8-K

           As discussed in Note 6 to the Financial Statements, Aptos Pines was sold during the three months ended September 30, 1995 and was reported on Form 8-K dated July 11, 1995, which report included proforma condensed financial information as of March 31, 1995 and December 31, 1994 and for the three months ended March 31, 1995.

PART II.         OTHER INFORMATION (Continued)





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        DE ANZA PROPERTIES - X
                                            (Registrant)




                                        By  DE ANZA CORPORATION
                                            A California Corporation
                                            Operating General Partner




Date:  November 13, 1995                By  /s/ Michael D. Gelfand
                                            -----------------------------
                                            Michael D. Gelfand
                                            President and
                                              Chief Financial Officer