Form 10-K
period 1995-12-31
DE ANZA PROPERTIES X
filed 1996-03-29
CIK 215628

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

         For the Year Ended December 31, 1995

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

       Commission File Number 0-8942

                              DE ANZA PROPERTIES-X
             (Exact Name of Registrant as Specified in Its Charter)

California                                    95-3005938
(State or Other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification Number)

9171 Wilshire Boulevard, Suite 627
Beverly Hills, California                     90210
(Address of Principal Executive Offices)      (Zip Code)


      (310) 550-1111 (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12 (b) of the Act:

                                     None.

          Securities registered pursuant to Section 12(g) of the Act:

            Units of Limited Partnership Interests (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ x ] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the Partnership.

                        $22,633,000 (See Item 5 Herein)

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the Prospectus of the registrant, dated August 9, 1978 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, and subsequently filed on July 11, 1989 with Form 8 are incorporated by reference in Parts I, II, III and IV hereof.

 Page 1 of 48 pages contained herein. Exhibit Index located on page 18 herein.

                                     PART I.

ITEM 1.           BUSINESS.

                  The registrant, De Anza Properties - X (the "Partnership")(1) is a limited partnership formed on September 16, 1977 under the California Uniform Limited Partnership Act to acquire, develop, maintain and operate income-producing residential real estate properties, including apartment complexes and mobile home parks, and to engage in general business activities related thereto.

                  The Partnership considers its business to represent one industry segment, investment in real property, specifically mobile home parks and apartment complexes.

                  After selling two of its three properties in 1995 and 1994, the Partnership currently owns an apartment complex (the "Property"). A description of the Property owned by the Partnership is set forth in Item 2 hereof and is incorporated herein by reference.

                  On July 11, 1995, the Partnership sold Aptos Pines, its sole mobilehome park remaining after the sale of Colonies of Margate in 1994, to the Aptos Pines Homeowners Association, as further discussed in Item 7 (1), Liquidity, which is incorporated herein by reference.

                  The Partnership's apartment project is located in an upscale urban area. The project attracts primarily young professionals and business people due in part to the property's convenient location near major office centers. The property contains recreational facilities and services that offer its residents a quality lifestyle. The apartment project competes with other apartment projects in the area, some of which are newer. Competition is a significant factor affecting the occupancy and results of operations of the Partnership's apartment project.

                  A description of the general development of the business of the Partnership since the beginning of the year for which this report is being filed is set forth in Item 7(3), Results of Operations, and is incorporated herein by reference.

                  Information regarding the Partnership's revenues, profitability and identifiable assets attributable to each of the Partnership's geographic areas is set forth in Item 8, Note 8 to the Financial Statements, in the Schedules of Projects' Operations attached thereto, and in the description of the Properties set forth in Item 2 hereof, which are incorporated herein by reference.

                  The Partnership has no real estate investments which are located outside of the United States.

                  As of the date of this report, the Partnership employed a total of 11 persons.

---------------
(1) A Registration Statement (File No. 2-59904) was filed on behalf of the Partnership by its general partners (the "General Partners"), and the securities offered and sold thereunder were units of limited partnership interests.

ITEM 2.           PROPERTIES.

                  The Partnership purchased three Properties using the capital raised. The Partnership sold one of its Properties -- Aptos Pines -- to a third party on July 11, 1995. See further details in Item 7(1), Liquidity, and Item 8,
Note 3 to the Financial Statements, both of which are incorporated herein by reference. The Partnership sold Colonies of Margate on August 18, 1994. Following is a description of each Property; for the sold properties, the descriptions are as of the time of sale.

                  De Anza Aptos Pines. "Aptos Pines" is a mixed-aged mobile home community primarily serving older working adults. Located on 28 acres of hillside property in Santa Cruz County, California, Aptos Pines consists of 170 homesites in a rural, wooded setting. Clubhouse facilities include a lounge with a fireplace and seating areas, as well as a billiard room, kitchen, banquet area and laundry equipment. Outdoor amenities include a pool, sun deck and whirlpool spa. Six golf courses, the Santa Cruz Yacht Harbor and Seacliff State Beach are located within ten miles of Aptos Pines. Aptos Pines is subject to the Rent Control Ordinance of the County of Santa Cruz, which limits rent increases to 50% of the Consumer Price Index of the San Francisco/Oakland/San Jose area. Residents were billed separately for all utilities. Aptos was sold on July 11, 1995 to a third party.

                  Colonies of Margate. "Margate" is a 120-acre retirement mobile home community in Margate, Florida, between Fort Lauderdale and Boca Raton. The 819 homesites are served by two clubhouses, both with swimming pools and one with card rooms, a pool room, exercise rooms, a kitchen and a banquet area. Outdoor recreational facilities include tennis courts, bocci and shuffleboard courts, handball courts and barbecue areas. The south side of Margate is bordered by a navigable inland waterway with a boat launch ramp and fishing area. Colonial Drive, the community's long, curvilinear entrance road, is shared by Margate Community Hospital, a nursing home and a high-rise medical office building, which provide emergency and continuing care. Residents were billed separately for all utilities. Margate was sold on August 18, 1994 to a third party.

                  Woodbridge Meadows Apartments. "Woodbridge" is a 375-unit, 17-acre, mixed-aged apartment complex located in the planned community of Woodbridge Village in the city of Irvine, California. Irvine is considered to be a highly desirable residential community near Newport Center, the Irvine industrial complex, and the yachting and beach resort city of Newport Beach. Surrounded by expensive single-family residences, Woodbridge is one of several apartment properties in Woodbridge Village. The community is densely landscaped with water streams and footbridges, as well as a clubhouse, outdoor swimming pool, two whirlpool spas, laundry facilities, and complete access to the 20 tennis courts, bike trails, adult and child social activities and other recreational facilities available to residents of the larger Woodbridge Village, including several pools, parks and barbecue areas. Woodbridge offers month-to-month leases for furnished corporate units and six-month and one-year leases for other units. Rental rates include water and sewer service; tenants are billed separately for electricity and gas.

                  For a description of the terms of encumbrances relating to the Properties, see the information set forth in Item 8, Note 4 to the Financial Statements, which is incorporated herein by reference.

ITEM 3.           LEGAL PROCEEDINGS.

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                  No matter was submitted during the quarter ended December 31, 1995.

                                    PART II.

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a)      Market Information.

                  There is no public market for the Units of Limited Partnership Interests and it is not anticipated that a public market for them will develop. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The estimated aggregate market price shown on the cover page of this report is simply the original capital contributed by the Limited Partners and should not be relied upon as indicative of any bid or ask quotations or transactions in the Limited Partnership Interests. Units are transferable only on the books and records of the Partnership and are subject to certain limitations.

         (b)      Holders.

                  As of December 31, 1995, the approximate number of Unit holders is 2,035, including General Partners who also hold Cash General Partner Interests.

         (c)      Dividends.

                  The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions from operations. During the years ended December 31, 1995 and 1994, $823,430 and $853,420 ($36.01 and $37.33 per interest held), respectively, was distributed from operations to the holders of Cash General Partner Interests and to the Limited Partners of the Partnership. In addition, during the years ended December 31, 1995 and 1994, $255,511 and $264,816, respectively, was distributed from operations to the General Partners.

                  During 1995 and 1994, $181,000 and $7,133,000 ($7.91 and
$312.01 per interest held) respectively was distributed to the holders of Cash General Partner Interests and to the Limited Partners from the sale proceeds of Colonies of Margate. Also in 1995, $3,872,732 ($169.34 per interest held) was distributed to the holders of Cash General Partner Interests and to the Limited Partners from the sale proceeds of Aptos Pines, and $392,268 was distributed to the General Partners.

ITEM 6.           SELECTED FINANCIAL DATA.

                  The following table sets forth in comparative tabular form a summary of selected financial data for each of the Partnership's last five years:




                                                          Years Ended December 31,

                                      1995          1994             1993           1992              1991
                                     ------------------------------------------------------------------------
Operating revenues:                  $4,274,052     $ 6,894,031      $ 7,775,005   $  7,464,567   $  7,587,455

Gain on sale of property &
equipment:                            2,258,041      15,297,374             0.00           0.00           0.00

Net income from continuing
operations:                           3,260,442      16,080,772          573,956        569,040        792,187

Net income from continuing
operations per cash general
and limited partner interest(1):         125.85          680.60            20.36          18.91          25.98

Total assets:                        11,387,725      13,998,705       19,147,277     19,448,646     20,692,021

Long-term obligations:                4,752,430       4,837,624       18,296,772     18,458,814     18,557,744

Cash distributions per partnership
interest:

1.  Limited Partner (2):                 213.27          349.34            42.92          42.71          56.52
2.  Cash General Partner (2):            213.27          349.34            42.92          42.71          56.52
3.  General Partner (based on
      each 1% General Partner
      Interest) (3):                   6,477.79        2,648.16         2,283.24       3,086.94       4,308.80


---------------
Assets have been disposed of during 1995 and 1994 which materially affects the comparability reflected in the selected financial data. The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

(1) Net income from continuing operations per cash general and limited partner interest is based on the aggregate number of such interests outstanding (22,869 units) during each year.

(2) Cash distributions per limited partner and cash general partner interest are based on the aggregate number of such interests outstanding (22,869 units) during each year.

(3) The calculations are based on 1% of the total subordinated general partner interests. See Item 12(b), General Partner Interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         (1)      Liquidity.

                  The Partnership's quick ratios were 1.6:1 and 1.2:1 including unrestricted cash balances of $544,356 and $406,870 at December 31, 1995 and December 31, 1994, respectively. The increase in the ratio is primarily due to paying down accounts payable. The Partnership's cash balance is its immediate source of liquidity.

                  On a long-term basis, the Partnership's liquidity is sustained primarily from cash flows from operations, which during 1995 was approximately $1,662,000 and which is expected to decline somewhat as a result of the sale of Aptos Pines.

                  The Partnership sold Aptos Pines to a non-profit mutual benefit corporation formed by the Aptos Pines Homeowners' Association on July 11, 1995. See further detailed discussion of the transaction in Item 8, Note 3 to the Financial Statements, which is incorporated herein by reference.

                  As a consequence of the sale in 1994 of Margate, three reserve accounts were established as follows:

                  1) The MHC Reserve in the amount of $181,000 was established as a requirement of the Amended Acquisition Agreement between MHC and the Partnership. The funds were released in full in 1995 and distributed to the Cash General and Limited Partners.

                  2) The General Reserve is maintained in a separate interest bearing trust account, pursuant to the terms of a trust agreement between the Partnership, as the beneficiary, and Mr. Gelfand, as trustee, with an all cash fund in the amount of $557,192. Pursuant to the terms of a contribution agreement entered into among all of the partnerships and/or liquidating trusts whose properties were acquired in the MHC transaction described above, funds in the General Reserve may be used to discharge or satisfy the Partnership's pro rata portion of any contingent liabilities of any of the liquidating trusts or partnerships, and to discharge or satisfy any liabilities of Mr. Gelfand and his affiliates. Such liabilities may include any legal expenses incurred by the liquidating trusts, the partnerships, Mr. Gelfand and his affiliates personally, in the defense or resolution of any claim or action arising out of the MHC transaction, including claims arising out of indemnification obligations. Generally, at the end of three years from the sale date (August 18, 1994), assuming no claims are threatened or pending, all funds remaining in the General Reserve will be released to the Partnership.

                  3) The amount of the Independent Committee Reserve for the Partnership is $286,731. The funds held in the Independent Committee Reserve will be invested in an interest bearing account (but not in derivative securities) pursuant to the terms of the Independent Committee Trust Agreement, between the Partnership as beneficiary, and Citicorp Trust N.A. as trustee for the benefit of the Partnership's Independent Committee. Pursuant to the terms of a contribution agreement among all of the partnerships/liquidating trusts, each partnership/liquidating trust, including the Partnership, will contribute a pro rata portion of any claim for indemnification made by the Independent Committee regardless of which specific partnership or partnerships, if less than all, a claim relates to. Assuming no claims against the Independent Committee Reserve have been made or threatened, $143,365 of the reserve, plus interest, less costs, will be released to the Partnership from the Independent Committee Reserve two years after the sale date, and the remaining $143,365, plus interest, less costs, will be released at the end of the third year after the sale. The Independent Committee in its sole discretion may extend the term of the Independent Committee Reserve Trust for an additional year.

                  In the future, liquidity may improve to the extent that funds are released from the General Reserve and/or the Independent Committee Reserve.

                  The Partnership will continue to operate its remaining property Woodbridge Meadows Apartments, which is managed by Terra Vista Management, Inc., which is wholly owned by Mr. Michael D. Gelfand, the president of the Operating General Partner.

                  Should it become necessary to enhance liquidity, the Partnership believes it can obtain short-term working capital loans, refinance its Property, or reduce some or all of the distributions from operations which were approximately $1,079,000 in 1995.

                  Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties which are reasonably likely to materially affect the Partnership's liquidity.

         (2)      Capital Resources.

                  The Partnership anticipates spending approximately $137,000 in 1996 for physical improvements at its Property compared with approximately $351,000 spent in 1995. Funds for these improvements will be provided by cash generated from operations.

                  As a result of the sale of Aptos Pines discussed in Item 8,
Note 3 to the Financial Statements and the distribution pursuant to the sale, the Partnership's capital resources have been reduced.

                  Other than as described above, there are no known material trends, favorable or unfavorable, in the Partnership's capital resources. The Partnership does not contemplate any material changes in the mix of its capital resources, other than as described above.

         (3)      Results of Operations.

                  Since Aptos Pines was sold July 11, 1995 and Margate was sold in August, 1994, a comparison of operations including Aptos Pines and Margate would not be meaningful. However, a comparison can be made excluding these operations.

                  Rental income increased 0.3% in 1995 over 1994 due to increased rents being mostly offset by decreased occupancy at Woodbridge. Rental income increased 3.9% in 1994 over 1993, primarily resulting from increased occupancy at Woodbridge Meadows. Competition in the immediate area has lowered occupancy at Woodbridge but the major improvements done to the property begun in 1992 and completed in 1995 are expected to allow Woodbridge to maintain a stable income stream. Competition mostly arises from Irvine Apartment Communities whose numerous properties dominate the local luxury apartment market. Average occupancy at Woodbridge for the last three years is as follows:

                                                             Average Occupancy
                                                       ---------------------------
                                                       1995        1994       1993
                                                       ----        ----       ----
                   Woodbridge Meadows                  94%          96%        91%

                  Interest income increased in 1995 over 1994 and in 1994 over 1993 due to increased cash balances as a result of higher investment balances and higher interest rates received.

                  Expenses during 1995 increased 1.0% over 1994. Professional fees and services increased due to increased legal costs associated with Moraga Capital, LLC's offer to purchase Limited Partner units. Insurance premiums at Woodbridge increased 54% over 1994 largely as a result of the January 1994 Northridge earthquake centered approximately 70 miles from Woodbridge. Other expenses increased due to the design and production of a new brochure in 1995 to promote the property's recent upgrades. Offsetting these increases was a decrease in depreciation due to the declining balance method of depreciation. Also, interest expense decreased due to increasing principal amortization of the secured note payable and interest on a short-term loan in 1994 not repeated in 1995.

                  Expenses during 1994 decreased 3.4% over 1993. The decrease is primarily due to reduced depreciation expense and lower utilities costs. In addition, advertising expenses decreased at Woodbridge due to increased occupancy and accounting and regional management reimbursements decreased.

                  Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  See Index to Financial Statements set forth in Item 14 of this Annual Report on Form 10-K. The material contained in such Financial Statements, Notes and Supplementary Schedules is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                  PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

         (a)      General Partners

                  The Partnership is a limited partnership and has no executive officers or directors. De Anza Corporation has served as the Operating General Partner of the Partnership since May 31, 1990 and its directors and policy making executive officers are described below together with the names and ages of the other General Partners, each of whom has served in that capacity since the creation of the Partnership.

                  Name of General Partners                                      Age
                  ------------------------                                      ---
                  De Anza Corporation
                  (Operating General Partner)                                   N/A
                  Herbert M. Gelfand                                            64
                  Aubrey Meyerson (Deceased October 1995)                       N/A
                  Benjamin L. Susman                                            72
                  Harold H. Benjamin                                            71
                  Jack Bevash                                                   71

                  Name of Directors/Key Executive Officers
                  of De Anza Corporation, Operating General Partner
                  -------------------------------------------------
                  Glen Davis (Departed May 15, 1995)                            46
                  Michael D. Gelfand                                            41
                  David G. Licht                                                71
                  Sheila M. Schrank                                             40
                  Michael G. Silverman  (Resigned February 17, 1995)            35

                  Pursuant to the Partnership's Third Amended and Restated Agreement of Limited Partnership as amended, (the "Partnership Agreement"), the General Partners will retain their respective positions until their death, insanity, bankruptcy, disability, removal, or withdrawal.

                  De Anza Corporation, the Operating General Partner of the Partnership, is wholly owned by Herbert M. Gelfand. De Anza Corporation was formed as a California corporation in 1984 and since October 1985, has been available to serve as a general partner of real estate partnerships previously sponsored by De Anza Group, Inc. or Mr. Gelfand. De Anza Corporation currently serves as the operating general partner of one other real estate partnership and is the liquidating agent for three other partnerships which are dissolving.

                  Herbert M. Gelfand served as the Operating General Partner of the Partnership from its inception to May 31, 1990 and currently serves as a general partner of five affiliated partnerships. Mr. Gelfand is currently the Operating General Partner of four of the five affiliated partnerships, the first of which was formed in 1969. Mr. Gelfand was also the founder, and together with his wife, Beverly J. Gelfand, were the principal shareholders of De Anza Group, Inc. which was sold August 18, 1994. Mr. Gelfand served as its Chairman of the Board of Directors until its sale. From 1986 to 1990, Mr. Gelfand was also its Chief Executive Officer. In addition, Mr. Gelfand is the Chairman of the Board of Directors of De Anza Corporation. He is a member of the Bar of the State of California and was engaged in the private practice of law from 1956 through 1977 and from 1970 until 1975, Mr. Gelfand was a partner in the predecessor to the firm of Benjamin and Susman, a Law Corporation (and thereafter was counsel to that firm until 1977), which predecessor law firm performed legal services for all but one of the affiliated partnerships. Mr. Gelfand is married to Beverly J. Gelfand, who served as a director of De Anza Group, Inc. until its sale, and is the father of Michael D. Gelfand, Director, President, Chief Financial Officer and Treasurer of De Anza Corporation and is the father-in-law of Michael G. Silverman, a former officer of De Anza Corporation.

                  Aubrey Meyerson served as Chief Executive Officer as well as Vice Chairman of De Anza Group, Inc. from 1982 to 1986. He remained a General Partner of the Partnership and one other affiliated limited partnership until his death in October 1995. Mr. Meyerson had been engaged in the real estate business for approximately thirty years, primarily in the development and management of residential property. Recently, Mr. Meyerson was President and owner of Aubrey Meyerson Company, which acquires and manages manufactured housing communities. Mr. Meyerson was not actively engaged in the management of the Partnership.

                  Benjamin L. Susman is an inactive member of the Bar of the State of California and was engaged in the private practice of law from 1951 until his retirement in 1980. He was, until his retirement, a partner in the law firm of Benjamin and Susman, a Law Corporation, which performed legal services for the Partnership in prior years. He has served as a general partner in ten public and private real estate limited partnerships. Mr. Susman is currently retired. Mr. Susman is not actively engaged in the management of the Partnership.

                  Harold H. Benjamin is a member of the Bar of the State of California and was engaged in the private practice of law from 1950 until his retirement in 1982. He was a member of the Board of Directors and an Officer of Deauville Real Estate Corporation and Conventional Mortgage Corporation, and a partner in the law firm of Benjamin and Susman, a Law Corporation, which performed legal services for the Partnership. He serves as a general partner in 13 private and public real estate limited partnerships. He is currently Executive Director of Wellness Community, Santa Monica, California. Mr. Benjamin is not actively engaged in the management of the Partnership.

                  Jack Bevash has, since 1964, been the principal executive of Jack Bevash Associates, a planning and architectural firm which has directed the master planning for projects located in California, Hawaii and other regions. From 1959 to 1964, he was the principal associate in charge of planning for William L. Pereira & Associates, another planning and architectural firm, and in this capacity supervised the development of master plans for the Irvine Ranch in Orange County, California. Mr. Bevash is not actively engaged in the management of the Partnership.

                  Glen Davis served as Vice President Finance of De Anza Corporation until his departure from De Anza Corporation on May 15, 1995. Mr. Davis joined De Anza Group, Inc. in January of 1992 as Vice President Finance/Risk Management after serving over eight years for two national residential real estate developers. Mr. Davis was the Chief Financial Officer of D & S Development Corporation between 1986 and 1992 and the Treasurer at The Anden Group between 1983 and 1986. Prior to that, he was a Certified Public Accountant with the accounting firm of Kenneth Leventhal and Company for a period of five years. Mr. Davis graduated from UCLA with a degree in mathematics and pursued his graduate business curriculum at California State University, Northridge.

                  Michael D. Gelfand is a director, President, Chief Financial Officer and Treasurer of De Anza Corporation, and is President of and sole shareholder of Terra Vista Management, Inc. a real estate management company that currently manages Woodbridge and properties owned by other affiliated partnerships. Mr. Gelfand joined De Anza Group, Inc. in 1978 and is the son of Herbert M. Gelfand and Beverly J. Gelfand, and brother-in-law of Michael G. Silverman. He received a B.S. degree from Claremont Men's College in 1977. Mr. Gelfand is a previous member of the Board of Directors of the National Campground Owner's Association, and is a licensed NASD General Securities Principal.

                  David G. Licht has been an attorney practicing in California since 1950, and is the senior member of Licht & Licht, a Professional Corporation, specializing in business law. He became a director of De Anza Group, Inc. in April 1980 and served until its sale. He has served as a Director of De Anza Corporation since its inception. He also served as the Secretary of De Anza Group, Inc. from April 1980 until February 1981, and is a general partner in an affiliated partnership.

                  Sheila M. Schrank became Vice President - Controller of De Anza Corporation in October 1990. Prior to that, Ms. Schrank served as Assistant Vice President from 1983-1990, after having served as Assistant Controller since 1982. From 1976 to June 1982, she served in various accounting and data processing functions at De Anza Accounting Corporation, a former affiliate of the Operating General Partner.

                  Michael G. Silverman served as Secretary, Vice President and General Counsel of De Anza Corporation from October 1990 until February 17, 1995. Prior to that, he served as Corporate Counsel from October 1989 to October 1990, and as Associate Counsel from May 1989 to October 1989, after having served as a financial analyst for De Anza Group, Inc. beginning September, 1988. Mr. Silverman attended the University of California, Berkeley from which he received a BA degree in Political Science in 1983 and Hastings College of Law from which he received a JD degree, magna cum laude, in 1987. He has been a member of the California State Bar since 1987. Mr. Silverman is the son-in-law of Herbert M. Gelfand and of Beverly J. Gelfand and is the brother-in-law of Michael D. Gelfand.

         (b)      Independent Committee.

                  The Partnership created an independent committee (the "Independent Committee") to review and evaluate certain "Interested Partner" and "Fundamental" transactions. These transactions are defined in the Partnership Agreement, which is incorporated herein by reference, and are to be reviewed prior to the expenditure of significant sums in connection with the pursuit of any such transactions. The Independent Committee was created pursuant to an amendment to the Partnership Agreement which was adopted at the May 31, 1990 Special Meeting of the Limited Partners.

                  The members of the Independent Committee are Frederick M. Nicholas, Arthur W. Schmutz and Ira Yellin. The appointment of these individuals to the Independent Committee was approved and ratified by vote of the Limited Partners at the May 31, 1990 Special Meeting of the Limited Partners. None of the members of the Independent Committee has had any prior dealings or affiliation with the Partnership or the General Partners.

                  Frederick M. Nicholas, age 74 is President and the principal shareholder of The Hapsmith Company since it was formed. The Hapsmith Company specialized in commercial real estate development. Mr. Nicholas attended the University of Southern California, where he received an AB degree in 1947 and a JD degree in 1952. Mr. Nicholas was the Chairman of the Board of Trustees for the Museum of Contemporary Art, Los Angeles, California.

                  Arthur W. Schmutz, age 73 has been a partner at Gibson, Dunn & Crutcher, a law firm, from 1960 to 1986 and an advisory partner at the same law firm from 1987 to the present. Mr. Schmutz has been practicing law in California since 1953 and his areas of specialty include securities, real estate, corporate and general commercial law. He received his AB degree from Johns Hopkins University in 1949 and an LLB degree from Harvard Law School in 1952.

                  Ira Yellin, age 55 served as Executive Vice President of The Hapsmith Company from 1975 to 1985. Since 1985, he has been the President and principal shareholder of The Yellin Company, which is engaged in general real estate investment, development and management. Mr. Yellin received an AB degree from Princeton University in 1962. He also received an LLB degree from Harvard Law School in 1965 and an LLM degree from the University of California, Berkeley, in 1966.

                  Based upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Partnership, Mr. Herbert M. Gelfand failed to file Form 4 in 1995 disclosing a transaction that concluded in 1995, as required by Section 16(a) of the Securities Exchange Act of 1934. Mr. Gelfand filed a Form 5 notifying Registrant and the Commission of this transaction. Additionally, Moraga Capital, LLC and its affiliates have notified the Partnership by copy of its Amendment No. 3 to Schedule 14D-1 Amending Schedule 13D, dated February 1, 1996, that together they have become the beneficial owners of greater than 10% of the Partnership's Limited Partner Units but the Partnership has not received a copy of a filed Form 3 and does not know whether one is required.

ITEM 11.          EXECUTIVE COMPENSATION.

                  The Partnership does not have directors, a chief executive officer or any other executive officers. The following table sets forth, for the years ended December 31, 1995, 1994 and 1993, information regarding compensation (including distributions) exceeding $100,000 paid to the General Partners of the Partnership and compensation paid by the Partnership to the Operating General Partner's President. None of the four most highly compensated officers of the Operating General Partner received reimbursement from the Partnership exceeding $100,000 each during the years ended December 31, 1995, 1994 and 1993.

                                          Summary Compensation Table
                                          --------------------------
     Name and                                                          Other Annual      All Other
     Principal Position           Year          Salary       Bonus     Compensation      Compensation(1)
     ------------------           ----          ------       -----     ------------      ---------------
     Herbert M. Gelfand,
       General Partner            1995          $-0-         $-0-           $-0-             $250,828
                                  1994          $-0-         $-0-           $-0-             $100,600
                                  1993          $-0-         $-0-           $-0-              $93,504

     Michael D. Gelfand,
       President of
       De Anza Corporation,
       Operating General
       Partner                    1995          $-0-         $-0-           $-0-               $9,489(2)
                                  1994          $-0-         $-0-           $-0-               $3,879
                                  1993          $-0-         $-0-           $-0-               $3,345

                  Information contained in Item 13 of this Annual Report on Form 10-K is incorporated herein by reference.

COMPENSATION OF DIRECTORS.

                  The Partnership does not have directors. De Anza Corporation, the Operating General Partner, has directors, none of whom received compensation for the year ended December 31, 1995, from the Partnership.

---------------
(1) The compensation specified in this column represents distributions attributable to incentive interests held by the General Partners pursuant to the Partnership Agreement described under the heading "Compensations and Fees of General Partners - Operational Stage, General Partners Incentive Interest", page 11 of the Prospectus, which is incorporated herein by reference.

(2) Michael D. Gelfand was assigned a portion of the economic benefits of Herbert M. Gelfand's General Partner Interest.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

                  There is no compensation committee for the Partnership or the Operating General Partner. The President of the Operating General Partner participates in deliberations regarding executive officer compensation. Payments of compensation by the Partnership are governed by the Partnership Agreement and described in the Prospectus under the heading "Compensation and Fees of General Partners", page 10, which is incorporated herein by reference.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
AGREEMENTS.

                  In the event a General Partner (other than the Operating General Partner) withdraws as a General Partner of the Partnership, such individual may either (i) upon payment of $1,000 to the Partnership, continue as a Limited Partner (but without the right to vote as a Limited Partner), and thereafter receive all profits, losses and cash distributions to which he would have been entitled as a General Partner, or (ii) sell his interest to the Partnership or the remaining General Partners at a price and on such terms agreed upon by the withdrawing General Partner and De Anza Corporation, the Partnership's Operating General Partner. In the event the withdrawing General Partner elects to sell his interest in the Partnership, he must first offer to sell such interest to the Partnership. If such offer is not accepted by a majority in interest of the Partnership's Limited Partners within 30 days after the Partnership's receipt of the notice of withdrawal, then the withdrawing General Partner shall offer his interest for sale to the remaining General Partners, who shall have the right to accept such offer for a period of 30 days.

                  In the event a General Partner is removed as a General Partner by vote of a majority in interest of the Limited Partners, such General Partner shall automatically become a Limited Partner and if the vote of a majority in interest of the Limited Partners so requires, sell his interest to the Limited Partners who shall purchase such interest on behalf of the Partnership. If a removed General Partner is required by the Limited Partners to sell his interest in the Partnership, the amount to be paid for such interest shall be computed as of the date of the consummation of the purchase and in accordance with Section 15 of the Partnership's Partnership Agreement, which is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         (a)      Security Ownership of Certain Beneficial Owners.

                            Name & Address of         Amount & Nature of
Title of Class              Beneficial Owner          Beneficial Ownership          Percent of Class
--------------              -----------------         --------------------          ----------------
Limited Partnership         Moraga Capital, LLC       3,281 UNITS(1)                    14.4%(1)
  Interests:                MacKenzie Partners        DIRECT
                            1640 School Street, #103
                            Moraga, CA  94556

         (b)      Security Ownership of Management.

                                                          Amount & Nature of
Title of Class          Name of Beneficial Owner          Beneficial Ownership        Percent of Class
--------------          ------------------------          --------------------        ----------------
General Partner
  Interests:            Herbert M. Gelfand                37.98870%                   37.98870%
                                                          TTEE

                        Benjamin L. Susman                 9.13097%                    9.13097%
                                                          TTEE

                        Harold H. Benjamin                 8.60487%                    8.60487%
                                                          TTEE

                        Jack Bevash                        4.29693%                    4.29693%
                                                          TTEE

                        De Anza Corporation                1.07423%                    1.07423%
                                                          DIRECT
                                                          --------
                        All General Partners and
                           directors/key executive
                           officers of De Anza
                           Corporation as a group (9):    61.0957%(2)(3)              61.0957%(2) (3)
                                                          ========                    =======

---------------
(1) Moraga Capital, LLC, an affiliate of MacKenzie Partners, completed a tender offer for Limited Partner Units on January 31, 1996, whereupon Moraga and its members, including MacKenzie, were the beneficial owners of 3,281 units as reported in Amendment No. 3 to Schedule 14D-1 amending Schedule 13D, dated February 1, 1996.
(2) Aubrey Meyerson ceased being a General Partner upon his death in October 1995. Accordingly, his former General Partner Interests are being held by his successor with the economic benefits thereof.
(3) Beneficial ownership excludes the assignment by a Beneficial Owner of any economic interests to others; however, it does include the economic interest if the Beneficial Owner is the assignee.

                                                          Amount & Nature of
Title of Class          Name of Beneficial Owner          Beneficial Ownership        Percent of Class
--------------          ------------------------          --------------------        ----------------
  Limited
  Partnership
  Interests:(1)(2)      Herbert M. Gelfand                147.25133 UNITS                 *
                                                          TTEE

                        Herbert M. Gelfand                1.25042 UNITS                   *
                                                          BY SPOUSE

                        Benjamin L. Susman                20.22292 UNITS                  *
                                                          TTEE

                        Harold H. Benjamin                20.21046 UNITS
                                                          TTEE

                        Jack Bevash                       20.10844 UNITS                 *
                                                          TTEE
                                                          --------
                        All General Partners and
                           directors/key executive
                           officers of De Anza
                           Corporation as a group (10):   209.04357 UNITS                * (2)
                                                          =========

* Less than 1%

         (c)      Changes in Control.

                  None.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  For the year ended December 31, 1995, Terra Vista Management, Inc., an affiliate of the Operating General Partner, was paid management fees of $187,208. In addition, one or more affiliates of the Operating General Partner or Terra Vista Management, Inc., for the year ended December 31, 1995, were reimbursed $156,991 for the costs of goods and services provided that were necessary for the operation of the Partnership and its Properties. A portion of the foregoing fees were for compensation to executives as set forth in Item 11 above. See Item 8, Note 6 to the Financial Statements for discussion of Terra Vista Management, Inc.'s affiliation with the Partnership and actual transaction amounts which is incorporated herein by reference.

---------------
(1)  Includes Cash General Partner Interests where applicable.
(2) Since Aubrey Meyerson ceased being a General Partner upon his death in October 1995, the General Partners now hold less than 1% of the Limited Partnership interests.

                                    PART IV.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.

         (a)      1.       Index to Financial Statements for the years ended
December 31, 1995, 1994, and 1993 that are filed as part of this report:

                                                                                             PAGE
                                                                                             ----
         Independent Auditor's Report......................................................    24

         Balance Sheets, December 31, 1995 and 1994........................................    26

         Statements of Income for the years ended
         December 31, 1995, 1994 and 1993..................................................    28

         Statements of Changes in Partners' Capital (Deficit)
         for the period January 1, 1993 to December 31, 1995...............................    29

         Statements of Cash Flows for the years ended
         December 31, 1995, 1994 and 1993..................................................    30

         Notes to Financial Statements.....................................................    32

         Schedules of Projects' Operations for the years ended
         December 31, 1995, 1994 and 1993..................................................    43

         Schedule of Distributable Income, Partners'
         Distributions and Reserves for the years
         ended December 31, 1995, 1994 and 1993............................................    46

                  2. All Schedules have been omitted since they are not required, not applicable or the information is included in the Financial Statements or notes thereto.

                  3. The following index sets forth the exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT NO.                                                                PAGE

3.1 Third Amended and Restated Agreement of Limited Partnership effective as of May 31, 1990. (See Exhibit 3.1 in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990, incorporated herein by reference.)

3.2 First Amended to Third Amended and Restated Agreement of Limited Partnership effective as of April 9, 1992. (See
             Exhibit 3.2 in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992, incorporated herein by reference.)

EXHIBIT NO.                                                               PAGE

10.1 Secured Promissory Note in the amount of $13,510,000 and Mortgage and Security Agreement dated July 26, 1990. (See
        Exhibit 4.2 in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990, incorporated herein by reference.)

10.2 Promissory Notes in the amount of $6,000,000 Security Agreement, Collateral Assignment of Leases and Rents, Deed of Trust and Assignment of Rents dated June 28, 1979. (See
        Exhibit 10.6 in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991, incorporated herein by reference.)

10.3 Amended Acquisition Agreement and Joint Escrow Instructions dated May 9, 1994 by and between De Anza Properties-X and MHC Operating Limited Partnership respecting Colonies of Margate, as executed. (See Exhibit 10.8 in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.)

10.4 General Reserve Contribution Agreement dated August 1, 1994 between the Partnership, affiliated partnerships, the Herbert
        M. and Beverly J. Gelfand Family Trust, and Herbert M. Gelfand as trustee. (See Exhibit 10.10 in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.)

10.5 Independent Committee Reserve Contribution Agreement dated August 1, 1994 between the Partnership, affiliated partnerships, and Citicorp Trust N.A. as trustee. (See
        Exhibit 10.11 in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.)

10.6 Independent Committee Trust Agreement dated August 1, 1994 by and between the Partnership and Citicorp Trust N.A. as Trustee. (See Exhibit 10.12 in the Partnership's Annual
        Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.)

10.7 General Reserve Trust Agreement dated August 1, 1994 by and between the Partnership, the Herbert M. and Beverly J. Gelfand Family Trust, and Herbert M. Gelfand as Trustee. (See Exhibit
        10.13 in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.)

EXHIBIT NO.                                                                 PAGE

10.8 Woodbridge/Terra Vista Management Agreement dated August 18, 1994. (See Exhibit 10.1 in the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, incorporated herein by reference.)

         (b)     Reports on Form 8-K.
                  None.

         (c) The information set forth in Item 14(a) (3) of this Annual Report on Form 10-K is incorporated herein by reference.

         (d) All information required by Regulation S-X will be furnished by the Partnership to its partners in its annual report. Therefore, this Item is not applicable.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DE ANZA PROPERTIES - X  (a California limited partnership)

By DE ANZA CORPORATION  (a California corporation)
Operating General Partner

By       /s/  Michael D. Gelfand
         -----------------------
           Michael D. Gelfand
           President and Chief Financial Officer

Date:    March 29, 1996

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By       /s/  Herbert M. Gelfand
         -----------------------
           Herbert M. Gelfand, Chairman of the Board Of Directors of De Anza Corporation, the Operating General Partner

Date:    March 29, 1996


By       /s/  Michael D. Gelfand
         -----------------------
           Michael D. Gelfand, Director of De Anza Corporation, the Operating General Partner

Date:    March 29, 1996


By       /s/  David Licht
        ------------------------
           David Licht, Director of De Anza Corporation, the Operating General Partner

Date:    March 29, 1996

                                            DE ANZA PROPERTIES - X
                                           (A LIMITED PARTNERSHIP)

                                         AUDITED FINANCIAL STATEMENTS
                                          AND SUPPLEMENTAL SCHEDULES

                                          December 31, 1995 and 1994

                             De Anza Properties - X
                             (A Limited Partnership)

                           December 31, 1995 and 1994



                                    CONTENTS

Report of Independent Auditors......................................................................   1

Audited Financial Statements

Balance Sheets......................................................................................   3
Statements of Income................................................................................   5
Statement of Changes in Partners' Capital (Deficit).................................................   6
Statements of Cash Flows............................................................................   7
Notes to Financial Statements.......................................................................   9

Other Financial Information

Schedules of Projects' Operations...................................................................  20
Schedules of Distributable Income, Partners' Distributions and Reserves.............................  23

                         Report of Independent Auditors

The Partners
De Anza Properties - X
Beverly Hills, California

We have audited the accompanying balance sheets of De Anza Properties - X, a Limited Partnership (the Partnership) as of December 31, 1995 and 1994, and the related statements of income, changes in partners' capital (deficit) and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 3 to the financial statements, the Partnership sold two of its properties on July 11, 1995 and on August 18, 1994. The assets and operations of the properties sold represented a substantial portion of the Partnership's total assets and results of operations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary Schedules I and II are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Ernst & Young, LLP

Los Angeles, California
January 24, 1996

                             De Anza Properties - X
                             (A Limited Partnership)

                                 Balance Sheets

                                                                                  DECEMBER 31,
                                                                             1995              1994
                                                                       ------------------------------------

                                ASSETS

CASH AND CASH EQUIVALENTS, including restricted cash
         of $843,923 and $1,024,923 at December 31, 1995
         and 1994, respectively (Notes 1 and 3)                           $   1,388,279    $   1,431,793

ESCROW DEPOSIT                                                                       -               100

ACCOUNTS RECEIVABLE                                                              10,812           77,055

PREPAID EXPENSES                                                                 70,222           67,100
                                                                       ------------------------------------
                                                                              1,469,313        1,576,048
                                                                       ------------------------------------

PROPERTY AND EQUIPMENT (Notes 1, 3, 5, 8 and 9)
         Land                                                                 2,989,265        4,060,334
         Land improvements                                                    4,704,170        6,786,941
         Buildings and improvements                                          11,448,171       11,494,357
         Furniture and equipment                                                623,498          692,578
         Mobile homes                                                                -            45,154
         Transportation equipment                                                    -            11,614
                                                                       ------------------------------------
                                                                             19,765,104       23,090,978

         Less accumulated depreciation                                        9,921,679       10,748,194
                                                                       ------------------------------------
                                                                              9,843,425       12,342,784
                                                                       ------------------------------------

OTHER ASSETS
         Loan costs, less accumulated amortization of $53,484
                  and $55,554 in 1995 and 1994, respectively
                  (Notes 1 and 5)                                                54,331           57,411
         Other                                                                   20,656           22,462
                                                                       ------------------------------------
                                                                                 74,987           79,873
                                                                       ------------------------------------

                                                                            $11,387,725      $13,998,705
                                                                       ====================================


See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                             (A Limited Partnership)

                           Balance Sheets (Continued)

                                                                                  DECEMBER 31,
                                                                             1995              1994
                                                                       ------------------------------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
ACCOUNTS PAYABLE AND ACCRUED EXPENSES,
    including $11,305 and $56,217 due to related parties at
    December 31, 1995 and 1994, respectively                              $     127,389    $     205,095

DEPOSITS AND ADVANCE RENTALS                                                    122,937          125,518

UNRECOGNIZED GAIN (Note 3)                                                      843,923        1,024,923

SECURED NOTE PAYABLE (Note 5)                                                 4,752,430        4,837,624
                                                                       ------------------------------------
                                                                              5,846,679        6,193,160
                                                                       ------------------------------------

PARTNERS' CAPITAL (DEFICIT)
    General partners                                                         (3,476,003)      (3,210,498)
    Cash general partners, 228.5 units issued
        and outstanding                                                          77,686           97,659
    Limited partners, 22,640.5 units issued
        and outstanding                                                       8,939,363       10,918,384
                                                                       ------------------------------------
                                                                              5,541,046        7,805,545
                                                                       ====================================

                                                                            $11,387,725      $13,998,705
                                                                       ====================================

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                             (A Limited Partnership)

                              Statements of Income

                                                                        YEAR ENDED DECEMBER 31,
                                                                   1995            1994               1993
                                                          -----------------------------------------------------
INCOME
         Gain on sale of property and equipment (Note 3)        $ 2,258,041     $16,322,297                -
         Unrecognized gain (Note 3)                                      -       (1,024,923)               -
                                                          -----------------------------------------------------
         Net gain recognized                                      2,258,041      15,297,374                -

         Rent (Note 4)                                            3,935,175       6,346,217        $7,279,616
         Utilities                                                  143,232         359,265           381,244
         Other                                                      120,967         150,677            99,811
         Interest and dividends                                      74,678          37,872            14,334
                                                          -----------------------------------------------------
                                                                  6,532,093      22,191,405         7,775,005
                                                          -----------------------------------------------------
EXPENSES
         Depreciation and amortization                              659,185       1,210,415         1,077,194
         Interest                                                   481,556       1,360,876         1,858,641
         Maintenance, repairs and supplies                          377,233         670,009           874,237
         Salaries, including $22,186, $44,958 and $42,734
            paid to related parties in 1995, 1994
            and 1993, respectively (Note 6)                         323,316         555,829           656,434
         Other                                                      293,714         354,340           404,509
         Utilities                                                  284,007         540,032           644,367
         Professional fees and services, including
            $127,517, $232,581 and $227,905 paid to
            related parties in 1995, 1994 and 1993,
            respectively (Note 6)                                   238,546         367,705           369,988
         Real estate taxes                                          237,816         473,999           598,036
         Management fees, including $187,208, $313,036
             and $368,492 paid to related parties in 1995,
             1994 and 1993, respectively (Note 6)                   211,442         326,742           368,492
         Insurance                                                  102,215         120,570           131,787
         Payroll taxes and employee benefits                         62,621         130,116           156,286
         Provision for market revaluation of mobile
             homes held for resale                                       -               -             61,078
                                                          -----------------------------------------------------
                                                                  3,271,651       6,110,633         7,201,049
                                                          -----------------------------------------------------

NET INCOME                                                      $ 3,260,442     $16,080,772        $  573,956
                                                          =====================================================

NET INCOME
         GENERAL PARTNERS                                       $   382,274    $    516,098        $  108,357
                                                          =====================================================
         CASH GENERAL AND LIMITED PARTNERS                      $ 2,878,168    $ 15,564,674        $  465,599
                                                          =====================================================

INCOME PER 1% GENERAL PARTNER INTEREST (Note 7)                 $  3,822.74    $    5,160.98       $  1,083.57
                                                          =====================================================
INCOME PER CASH GENERAL AND LIMITED
         PARTNERSHIP UNIT (Note 7)                              $    125.85    $      680.60       $     20.36
                                                          =====================================================

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                             (A Limited Partnership)

              Statement of Changes in Partners' Capital (Deficit)

              For the Years Ended December 31, 1995, 1994 and 1993

                                                                                      CASH
                                                                   GENERAL           GENERAL              LIMITED
                                                                   PARTNERS         PARTNERS             PARTNERS
                                                  TOTAL            (NOTE 2)         (NOTE 2)             (NOTE 2)
                                            -------------------------------------------------------------------------------

BALANCE - January 1, 1993                      $     611,465       $(3,341,813)        $  27,091     $  3,926,187

DISTRIBUTIONS TO PARTNERS                         (1,209,412)         (228,324)           (9,803)        (971,285)

NET INCOME - for the year ended
  December 31, 1993                                  573,956           108,357             4,652          460,947
                                            -------------------------------------------------------------------------------

BALANCE - December 31, 1993                          (23,991)       (3,461,780)           21,940        3,415,849

DISTRIBUTIONS TO PARTNERS                         (8,251,236)         (264,816)          (79,798)      (7,906,622)

NET INCOME - for the year ended
  December 31, 1994                               16,080,772           516,098           155,517       15,409,157
                                            -------------------------------------------------------------------------------

BALANCE - December 31, 1994                        7,805,545        (3,210,498)           97,659       10,918,384

DISTRIBUTIONS TO PARTNERS                         (5,524,941)         (647,779)          (48,731)      (4,828,431)

NET INCOME - for the year ended
  December 31, 1995                                3,260,442           382,274            28,758        2,849,410
                                            -------------------------------------------------------------------------------

BALANCE - December 31, 1995                    $   5,541,046       $(3,476,003)          $77,686       $8,939,363
                                            ===============================================================================

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                             (A Limited Partnership)

                            Statements of Cash Flows

                                                                    YEAR ENDED DECEMBER 31,
                                                            1995             1994              1993
                                                     ------------------------------------------------------
OPERATING ACTIVITIES

         Gross rents received from real estate
                  operations                               $4,101,943        $7,289,290       $8,129,434
         Cash paid to suppliers and employees,
                  including $344,199, $596,597 and
                  $644,459 paid to related parties in
                  1995, 1994 and 1993, respectively
                  (Note 6)                                 (2,148,160)       (4,661,509)      (4,229,372)
         Interest paid                                       (481,556)       (1,360,876)      (1,858,641)
         Interest and other income received                   189,311           187,650           14,921
                                                     ------------------------------------------------------
                  Net cash provided by operating
                     activities                             1,661,538         1,454,555        2,056,342
                                                     ------------------------------------------------------

INVESTING ACTIVITIES

         Additions to property and equipment                 (348,519)         (286,938)      (1,109,325)
         Sale of property and equipment                     4,325,000        23,704,420               -
         Sales costs                                          (71,498)         (539,156)         (90,020)
         Escrow deposits                                          100              (100)              -
                                                     ------------------------------------------------------
                  Net cash provided by (used in)
                     investing activities                   3,905,083        22,878,226       (1,199,345)
                                                     ------------------------------------------------------

FINANCING ACTIVITIES

         Principal payments on secured notes
                  payable                                     (85,194)      (13,459,150)        (162,042)
         Proceeds from unsecured note payable                      -            200,000               -
                  Principal payment of unsecured note
                  payable                                          -           (200,000)              -
         Prepayment penalty                                        -         (1,618,831)              -
         Loan costs                                                -             (1,000)          (4,150)
         Partner distributions                             (5,524,941)       (8,251,236)      (1,209,412)
                                                     ------------------------------------------------------
                  Net cash used in financing
                     activities                            (5,610,135)      (23,330,217)      (1,375,604)
                                                     ------------------------------------------------------

NET (DECREASE) INCREASE IN CASH
         AND CASH EQUIVALENTS                                 (43,514)        1,002,564         (518,607)

CASH AND CASH EQUIVALENTS AT
         BEGINNING OF YEAR                                  1,431,793           429,229          947,836
                                                     ------------------------------------------------------
CASH AND CASH EQUIVALENTS AT
         END OF YEAR                                       $1,388,279        $1,431,793       $  429,229
                                                     ======================================================

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                             (A Limited Partnership)

                      Statements of Cash Flows (Continued)

                                                                    YEAR ENDED DECEMBER 31,
                                                            1995             1994              1993
                                                     ------------------------------------------------------
RECONCILIATION OF NET INCOME TO
   NET CASH PROVIDED BY OPERATING
   ACTIVITIES

   Net income                                              $3,260,442       $16,080,772       $  573,956

   Adjustments to reconcile net income
      to net cash provided by operating
      activities:

      Gain on sale of property and equipment               (2,258,041)      (15,297,374)               -
      Depreciation and  amortization                          659,185         1,210,415        1,077,194

      Provision for market revaluation of
         mobile homes held for resale                               -                 -           61,078

   Changes in operating assets and liabilities:

      Decrease (increase) in accounts
         receivable                                            66,243            (1,228)         (30,421)

      (Increase) decrease in prepaid
         expenses                                              (3,122)           20,452            6,198

      Increase in mobile homes held for
         resale                                                     -           (75,119)         (72,734)

      Decrease in other assets                                  1,806            10,627            3,720

      (Decrease) increase in accounts payable
         and accrued expenses                                 (62,394)         (491,392)         409,213

      (Decrease) increase in deposits and
         advance rentals                                       (2,581)           (2,598)          28,138
                                                     ------------------------------------------------------

       Net cash provided by operating
         activities                                        $1,661,538       $ 1,454,555       $2,056,342
                                                     ======================================================

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                            ( A Limited Partnership)

                          Notes to Financial Statements

              For the Years Ended December 31, 1995, 1994 and 1993


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Partnership invests its cash not needed for working capital in highly liquid short-term investments consisting primarily of money market funds. The Partnership considers such items to be cash equivalents. Restricted cash at December 31, 1995 and 1994 is comprised of the cash reserves established in connection with the sale of certain property described in Note 3. The Partnership maintains some of its cash in bank deposit accounts which, at times, may exceed the federally insured limits. No losses have been experienced to date related to such accounts. The Partnership places its cash and cash equivalents with quality financial institutions and believes it is not exposed to any significant concentrations of credit risk on cash and cash equivalents.

FINANCIAL INSTRUMENTS

The carrying value of the Partnership's cash and cash equivalents, accounts receivable and accounts payable approximates their fair value at December 31, 1995, due to the short maturity of these instruments. The carrying value of the note payable approximates fair value at December 31, 1995, based on the current borrowing rates for similar obligations.

LOAN COSTS

The costs incurred in obtaining financing are capitalized and amortized over the terms of the respective loans. The loan costs pertaining to the loan secured by Colonies of Margate were written off upon the sale of the property (see Note 3).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at December 31, 1995 and 1994 and revenues and expenses for the years ended December 31, 1995, 1994 and 1993. Actual results could differ from those estimates.

See accompanying report of independent auditors.

                             De Anza Properties - X
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the declining-balance method based on estimated useful lives as follows:

                                                                                  YEARS
                                                                          ----------------------
Land improvements                                                                  35
Buildings and improvements                                                       15 - 20
Furniture and equipment                                                           5 - 8
Mobile homes                                                                        7
Transportation equipment                                                          3 - 6

Maintenance and repairs are expensed as incurred.

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Partnership will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption, if any, will be material.

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Since the Partnership's income is allocated to the partners and not the Partnership, there is no provision for income taxes reflected in the accompanying financial statements. The amount of income for federal tax purposes for the years ended December 31, 1995, 1994 and 1993 was $3,488,188, $17,582,090
and $552,635, respectively. The income for federal tax purposes was calculated as follows:

                                                                     DECEMBER 31,
                                                     1995                1994               1993
                                              -----------------------------------------------------------
Net income per financial statements                   $3,260,442        $16,080,772            $573,956
Tax basis depreciation in excess of
         financial statement depreciation                 63,140            (17,233)            (84,293)
Financial statements amortization in
         excess of tax basis amortization                     -              10,848                  -
Gain on sale of property and
         equipment                                       164,606          1,579,179                  -
Specially allocated expenses                                  -                  -                  462
Other - net                                                   -             (71,476)             62,510
                                              -----------------------------------------------------------

Income for federal tax purposes                       $3,488,188        $17,582,090            $552,635
                                              ===========================================================

Partners' capital (deficit) as reflected on the financial statements differs from the amount reflected on the Partnership's federal tax return for the years ended December 31, 1995, 1994 and 1993. Partners' capital (deficit) is reconciled as follows:

                                                                     DECEMBER 31,
                                                     1995                1994               1993
                                              -----------------------------------------------------------
Partners' capital (deficit) per
     financial statements                             $5,541,046    $     7,805,545      $      (23,991)
Syndication costs                                      2,368,296          2,368,296           2,368,296
Accumulated depreciation
     difference                                         (105,572)          (642,595)           (558,302)
Deferred expense                                         431,202            431,202             431,202
Aggregate of differences described
     in the preceding reconciliation                     227,746          1,501,316             (21,321)
Financial statement basis of
     deferred gain                                     1,024,923                 -                   -
Other                                                      5,150             65,781               2,807
                                              -----------------------------------------------------------
Partners' capital per federal tax return              $9,492,791        $11,529,545          $2,198,691
                                              ===========================================================

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993


2. PARTNERSHIP AGREEMENT

The Partnership was formed on September 16, 1977 to acquire and operate income-producing residential real properties. The Partnership owns and operates Woodbridge Meadows Apartments, a 375-unit apartment complex in Irvine, California. The Partnership also owned Aptos Pines, a 170-space community in Aptos, California, which was sold in 1995 and Colonies of Margate, an 819-space community in Margate, Florida, which was sold in 1994 (see Note 3).

A cash general partner is a general partner who purchased limited partnership units and, to the extent of these contributions, will participate in the benefits of Partnership ownership in the same manner as a limited partner.

The partnership agreement provides that distributable cash, as defined, will be distributed to the cash general and limited partners, up to a sum equivalent to 6% per annum of their adjusted cash capital contributions, as defined. Cash is then distributed 5.2736% to the cash general and limited partners and 94.7264% to the general partners, up to a sum equivalent to 2% per annum of the aggregate adjusted cash capital contributions of the cash general and limited partners. Any additional cash is distributed 76.3184% to the cash general and limited partners and 23.6816% to the general partners. Net income is allocated in the same proportion as cash distributions to partners; however, general partners receive a minimum 1% allocation. If no distributions are made, the net income is allocated 85.7910% to the cash general and limited partners and 14.2090% to the general partners. Losses are allocated 85.7910% to the cash general and limited partners and 14.2090% to the general partners.

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993


3. SALE OF PROPERTY AND EQUIPMENT

COLONIES OF MARGATE

In 1993, the Partnership entered into negotiations through De Anza Group, Inc.
(DAG), the former parent company of the operating general partner, for the sale of Colonies of Margate (Margate). On January 19, 1994, the Partnership entered into an Acquisition Agreement to sell Margate to MHC Operating Limited Partnership (MHC). The sale was part of an overall transaction for the sale of the related management business of DAG and other mobile home communities affiliated with DAG. The sale closed escrow on August 18, 1994.

The sales price for Margate was $23,147,228. Additional proceeds of $557,192, which were included in the sales prices for calculating the gain on sale of property and equipment, were received from MHC to fund a General Reserve. Excess proceeds of $7,133,000 were distributed to the cash general and limited partners as a return of capital on September 16, 1994, after repayment of debt of $13,523,715, sales and closing costs of $644,488, a prepayment penalty of $1,618,831, and $784,386 set aside toward various required reserves.

In addition to the $784,386, funds from operations totaling $240,537 were used to establish the following cash reserves:

MHC Reserve                                                       $    181,000
General Reserve                                                        557,192
Independent Committee Reserve                                          286,731

The MHC Reserve was required by the Amended Acquisition Agreement. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction. During 1995, the MHC Reserve was released in full and distributed to the cash general and limited partners as a return of original capital.

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993


3. SALE OF PROPERTY AND EQUIPMENT (CONTINUED)

COLONIES OF MARGATE (CONTINUED)

Pursuant to the guidelines of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership deferred in 1994 the recognition of gain on that portion of the sale proceeds represented by the MHC Reserve, General Reserve and Independent Committee Reserve, totaling $1,024,923. During the year ended December 31, 1995, the Partnership recognized as income $181,000 attributable to the MHC Reserve released.

The Partnership has been charged with certain costs for the transaction, some of which were based upon an allocation of costs from the overall transaction with MHC. Such transaction costs have been capitalized and deducted in the determination of net gain on the sale of the Partnership's property and equipment. Transaction and closing costs charged to the Partnership totaled $644,488 as of December 31, 1994.

APTOS PINES

On July 11, 1995, Aptos Pines (Aptos) was sold to a non-profit mutual benefit corporation formed by the Aptos Pines Homeowners' Association. The sales price for Aptos was $4,325,000, all cash, and an additional $35,000 was received as reimbursement of capital outlays related to the newly constructed sewer system. The Partnership incurred sales and closing costs of approximately $56,200, distributed $4,265,000 of the proceeds to the cash general, limited and general partners, and reserved the remaining $38,800. The distribution to the cash general and limited partners represents a return of original capital.

4. TENANT LEASES

Apartment units are leased for periods of less than one year or on a month-to-month basis. The Partnership accounts for all leases as operating leases. Rental revenue is reported ratably over the lease terms. The annual rents from noncancelable operating leases from tenants for the year ending December 31, 1996 is $741,740.

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993


5. SECURED NOTE PAYABLE

Secured note payable at December 31, 1995 and 1994 consisted of:

                                                                         DECEMBER 31,
                                                                   1995                1994
                                                            -------------------------------------
Note collateralized by first trust deed on the
Woodbridge Meadows property, payable in
monthly installments of $47,093, including
interest at 10%, maturing in 2014                               $4,752,430         $4,837,624
                                                            =====================================

The annual maturities on the secured note payable for the years subsequent to December 31, 1995 are as follows:

                          Year Ending
                          December 31,
                     ----------------------
   1996                   $   94,115
   1997                      103,970
   1998                      114,857
   1999                      126,884
   2000                      140,171
Thereafter                 4,172,433
                     ----------------------
                          $4,752,430
                     ======================


See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993


6. TRANSACTIONS WITH RELATED PARTIES

Pursuant to a former management agreement dated October 1, 1985, De Anza Assets, Inc., a former affiliate of the operating general partner, was paid a management fee in the amount of 5% of the annual gross receipts from the operations of the Partnership's properties. The payment of this fee is subordinated to the distributions to the cash general and limited partners of 6% of their adjusted capital contributions each year and is noncumulative, except in the case of a sale, refinancing or other disposition of the Partnership's properties. In that case, the difference between the management fee actually paid and the management fee that would have been paid if it were not subordinated is payable out of the proceeds from the sale, refinancing or other disposition after payment of the limited partners' priority return and capital contribution and the general partners' incentive interest. Management fees of $238,218 and $368,492 were paid to De Anza Assets, Inc. during the years ended December 31, 1994 and 1993, respectively.

On August 18, 1994, subsequent to the sale of the Colonies of Margate and the property management business of DAG, as discussed in Note 3, the property management of Woodbridge Meadows Apartments was assumed by Terra Vista Management, Inc. (Terra Vista). Terra Vista is wholly owned by Michael D. Gelfand, president of the operating general partner and the son of Herbert M. Gelfand. Herbert M. Gelfand, together with Beverly Gelfand, was the sole shareholder of the operating general partner and the controlling shareholder of DAG prior to the sale. Terra Vista was paid $187,208 and $74,818 for management fees during the years ended December 31, 1995 and 1994, respectively.

In addition, DAG or a wholly owned subsidiary was paid $198,746 and $275,967 for the years ended December 31, 1994 and 1993, respectively, and Terra Vista Management, Inc. or De Anza Leasing Corporation, a related party and affiliate of the Operating General Partner, respectively, was paid $156,991 and $84,815 for the year ended December 31, 1995 and for the period from August 18, 1994 through December 31, 1994, respectively, for performing bookkeeping, regional management, computer and investor relations services necessary for the operation of the Partnership and its properties.

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993


7. INCOME PER 1% GENERAL PARTNERSHIP INTEREST AND CASH
   GENERAL AND LIMITED PARTNERSHIP UNIT

Income per 1% general partner interest was computed based on the general partners' share of net income as reflected on the statement of changes in partners' capital (deficit). Income per cash general and limited partnership unit was computed based on the cash general and limited partners' share of net income as reflected on the statement of changes in partners' capital (deficit) and the number of units outstanding (22,869 units in each year).

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993


8.  SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              Initial Cost to the Partnership
                                              -------------------------------
                                                                 Buildings,         Cost
                                                                Improvements     Capitalized
                                                                    and         Subsequent to    Sale of
  Descriptions                  Encumbrances       Land           Equipment      Acquisition     Property
  ------------                  ------------    ----------      ------------    -------------   -----------
Aptos Pines
  mobile home community,
  Aptos, California                     --      $1,055,961      $ 1,745,022     $  873,410      $(3,674,393)

Woodbridge Meadows
  apartment complex,
  Irvine, California            $4,752,430       2,700,000       11,343,940      5,721,164               --
                                ----------      ----------      -----------     ----------      -----------
                                $4,752,430      $3,755,961      $13,088,962     $6,594,574      $(3,674,393)
                                ==========      ==========      ===========     ==========      ===========


                             Gross Amount Carried at Close
                           of Period Ended December 31, 1995                                                        Life on Which
                          ------------------------------------                                                     Depreciation In
                                       Buildings,                                                                   Latest Income
                                      Improvements                                                                   Statement In
                                          and                         Accumulated       Date of         Date of        Computed
  Descriptions              Land        Equipment      Total         Depreciation    Construction    Acquisition        (Years)
  ------------            ----------  ------------  -----------     --------------   -------------   ------------  ---------------
Aptos Pines
  mobile home community,
  Aptos, California               --            --           --             --         1972            8/4/78           5 to 20

Woodbridge Meadows
  apartment complex,
  Irvine, California      $2,989,265   $16,775,839  $19,765,104(1)   $9,921,679       1978-1979       11/13/78          5 to 35
                          ----------   -----------  -----------      ----------
                          $2,989,265   $16,775,839  $19,765,104      $9,921,679
                          ==========   ===========  ===========      ==========

(1) Aggregate cost for federal income tax purposes is $19,765,104.

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                             (A Limited Partnership)

                    Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1995, 1994 and 1993



9. RECONCILIATION OF REAL ESTATE AND ACCUMULATED
   DEPRECIATION

                                                                  BUILDINGS,
                                                                 IMPROVEMENTS
                                                  LAND           AND EQUIPMENT          TOTAL
                                          -----------------------------------------------------------
REAL ESTATE:
Balance at January 1, 1993                      $6,515,774         $22,945,538        $29,461,312
   Additions during 1993                                -            1,109,325          1,109,325
   Transfer during 1993                                 -              (31,179)           (31,179)
                                          -----------------------------------------------------------
Balance at December 31, 1993                     6,515,774          24,023,684         30,539,458
   Additions during 1994                                -              286,938            286,938
   Reductions due to sale of property
     and equipment during 1994                  (2,455,440)         (5,279,978)        (7,735,418)
                                          -----------------------------------------------------------
   Balance at December 31, 1994                  4,060,334          19,030,644         23,090,978
     Additions during 1995                              -              348,519            348,519
     Reductions due to sale of property
        and equipment during 1995               (1,071,069)         (2,603,324)        (3,674,393)
                                          -----------------------------------------------------------

Balance at December 31, 1995                    $2,989,265         $16,775,839        $19,765,104
                                          ===========================================================

ACCUMULATED DEPRECIATION:
Balance at January 1, 1993                                                            $11,979,851
     Depreciation charged to expense
       during 1993                                                                        979,261
     Transfers during 1993                                                                (25,357)
                                                                                 --------------------
Balance at December 31, 1993                                                           12,933,755
     Depreciation charged to expense
       during 1994                                                                        862,298
     Reduction due to sale of property
       and equipment during 1994                                                       (3,047,859)
                                                                                 --------------------
Balance at December 31, 1994                                                           10,748,194
     Depreciation charged to expense
       during 1995                                                                        656,105
     Reduction due to sale of property
       and equipment during 1995                                                       (1,482,620)
                                                                                 --------------------

Balance at December 31, 1995                                                         $  9,921,679
                                                                                 ====================

See accompanying report of independent auditors and notes to financial statements.

                                                                      SCHEDULE I
                                                                     Page 1 of 3

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                        Schedule of Projects' Operations

                                                                           Year Ended December 31, 1995
                                                 ----------------------------------------------------------------------------------

                                                       Aptos Pines              Woodbridge Meadows          De Anza Properties - X
                                                 ------------------------      ------------------------    -------------------------
                                                    Amount    % of Income       Amount     % of Income       Amount     % of Income
                                                 ----------   -----------      ----------   -----------    ----------   -----------
INCOME
  Gain on sale of property and equipment
    (Note 3)                                     $2,077,041      81.95%               --        --         $  181,000      70.79%
  Rent (Note 4)                                     313,099      12.35         3,622,076     96.80%                --         --
  Utilities                                         143,232       5.65                --        --                 --         --
  Other                                               1,330       0.05           119,637      3.20              4,839       1.89
  Interest and dividends                                 --         --                --        --             69,839      27.32
                                                 ----------     ------        ----------    ------         ----------     ------
                                                  2,534,702     100.00         3,741,713    100.00            255,678     100.00
                                                 ----------     ------        ----------    ------         ----------     ------


EXPENSES
  Depreciation and amortization                      46,107       1.82           613,078     16.38                 --         --
  Interest                                               --         --           481,556     12.87                 --         --
  Maintenance, repairs and supplies                  25,429       1.00           351,804      9.40                 --         --
  Salaries, including $22,186 paid to
    related parties (Note 6)                         38,577       1.52           264,214      7.06             20,525       8.03
  Other                                               9,230       0.36           239,462      6.40             45,022      17.61
  Utilities                                          93,109       3.67           190,654      5.10                244       0.10
  Professional fees, including $127,517
    paid to related parties (Note 6)                 42,057       1.66           120,725      3.23             75,764      29.63
  Real estate taxes                                  27,226       1.07           210,590      5.63                 --         --
  Management fees including $187,208 paid
    to related party                                 24,234       0.96           187,208      5.00                 --         --
  Insurance                                           8,441       0.33            93,579      2.50                195       0.08
  Payroll taxes and employee benefits                10,339       0.41            52,282      1.40                 --         --
                                                 ----------     ------        ----------    ------         ----------     ------
                                                    324,749      12.80         2,805,152     74.97            141,750      55.45%
                                                 ----------     ------        ----------    ------         ----------     ------
NET INCOME                                       $2,209,953      87.20%       $  936,561     25.03%        $  113,928      44.55%
                                                 ==========     ======        ==========    ======         ==========     ======

                                                        Year Ended
                                                     December 31, 1995
                                                 -------------------------
                                                          Totals
                                                 -------------------------
                                                  Amount       % of Income
                                                 -------       -----------
INCOME
  Gain on sale of property and equipment
    (Note 3)                                     $2,258,041      34.57%
  Rent (Note 4)                                   3,935,175      60.25
  Utilities                                         143,232       2.19
  Other                                             125,806       1.92
  Interest and dividends                             69,839       1.07
                                                 ----------     ------
                                                  6,532,093     100.00
                                                 ----------     ------

EXPENSES
  Depreciation and amortization                     659,185      10.09
  Interest                                          481,556       7.37
  Maintenance, repairs and supplies                 377,233       5.78
  Salaries, including $22,186 paid to
    related parties (Note 6)                        323,316       4.95
  Other                                             293,714       4.50
  Utilities                                         284,007       4.35
  Professional fees including $127,517
    paid to related parties (Note 6)                238,546       3.65
  Real estate taxes                                 237,816       3.64
  Management fees including $187,208 paid
    to related party                                211,442       3.24
  Insurance                                         102,215       1.56
  Payroll taxes and employee benefits                62,621       0.96
                                                 ----------     ------
                                                  3,271,651      50.09
                                                 ----------     ------
NET INCOME (LOSS)                                $3,260,442      49.91%
                                                 ==========     ======


See accompanying report of independent auditors and notes to financial statements.

                                                                      SCHEDULE I
                                                                     Page 2 of 3

                             De Anza Properties - X
                             (A Limited Partnership)

                        Schedule of Projects' Operations

                                                                        Year Ended December 31, 1994
                                                --------------------------------------------------------------------------------
                                                      Aptos Pines            Colonies of Margate           Woodbridge Meadows
                                                ----------------------    -------------------------     ------------------------
                                                 Amount    % of Income       Amount     % of Income       Amount     % of Income
                                                --------   -----------    -----------   -----------     ----------   -----------
INCOME
  Gain on sale of property and equipment
    (Note 3)                                    $     --                  $16,322,297     92.42%                --         --
  Unrecognized gain (Note 3)                          --         --        (1,024,923)    (5.80)                --         --
                                                --------     ------       -----------    ------         ----------     ------
  Net gain recognized                                 --         --        15,297,374     86.62                 --         --

  Rent (Note 4)                                 $577,154      76.09%        2,157,533     12.21         $3,611,530      96.87%
  Utilities                                      179,358      23.65           179,907      1.02                 --         --
  Other                                            2,009       0.26            24,712      0.14            116,518       3.13
  Interest                                            --         --             1,339      0.01                 --         --
                                                --------     ------       -----------    ------         ----------     ------
                                                 758,521     100.00        17,660,865    100.00          3,728,048     100.00
                                                --------     ------       -----------    ------         ----------     ------

EXPENSES
  Depreciation and amortization                   91,820      12.11           456,229      2.58            657,216      17.63
  Interest                                           236       0.03           863,147      4.89            489,583      13.13
  Maintenance, repairs and supplies               55,355       7.30           270,360      1.53            344,294       9.24
  Salaries, including $44,958 paid to
    related parties (Note 6)                      65,724       8.66           203,563      1.15            245,381       6.58
  Other                                           22,477       2.96            72,848      0.42            232,241       6.23
  Utilities                                      150,230      19.81           194,060      1.10            195,024       5.23
  Professional fees and services,
    including $232,581 paid to related
    parties (Note 6)                              92,361      12.18           113,009      0.64            122,236       3.28
  Real estate taxes                               43,574       5.74           220,269      1.25            210,156       5.64
  Management fees, including $313,036
    paid to related parties (Note 6)              31,971       4.21           108,368      0.61            186,403       5.00
  Insurance                                       11,341       1.50            48,298      0.27             60,931       1.63
  Payroll taxes and employee benefits             17,482       2.30            58,690      0.33             53,944       1.45
  Provision for market revaluation of
    mobile homes held for resale                      --         --                --        --                 --         --
                                                --------     ------       -----------    ------         ----------     ------
                                                 582,571      76.80         2,608,841     14.77          2,797,409      75.04
                                                --------     ------       -----------    ------         ----------     ------

NET INCOME (LOSS)                               $175,950      23.20%      $15,052,024     85.23%        $  930,639      24.96%
                                                ========     ======       ===========    ======         ==========     ======



                                                          Year Ended December 31, 1994
                                                ---------------------------------------------------
                                                De Anza Properties - X             Totals
                                                ----------------------    -------------------------
                                                 Amount    % of Income       Amount     % of Income
                                                --------   -----------    -----------   -----------
INCOME
  Gain on sale of property and equipment
    (Note 3)                                    $     --         --       $16,322,297     73.55%
  Unrecognized gain (Note 3)                          --         --        (1,024,923)    (4.62)
                                                --------    -------       -----------    ------
  Net gain recognized                                 --         --        15,297,374     68.93

  Rent (Note 4)                                       --         --         6,346,217     28.60
  Utilities                                           --         --           359,265      1.62
  Other                                         $  7,438      16.92%          150,677      0.68
  Interest                                        36,533      83.08            37,872      0.17
                                                --------    -------       -----------    ------
                                                  43,971     100.00        22,191,405    100.00
                                                --------    -------       -----------    ------

EXPENSES
  Depreciation and amortization                    5,150      11.71         1,210,415      5.45
  Interest                                         7,910      17.99         1,360,876      6.13
  Maintenance, repairs and supplies                   --         --           670,009      3.02
  Salaries, including $44,958 paid to
    related parties (Note 6)                      41,161      93.61           555,829      2.50
  Other                                           26,774      60.89           354,340      1.60
  Utilities                                          718       1.63           540,032      2.43
  Professional fees and services,
    including $232,581 paid to related
    parties (Note 6)                              40,099      91.19           367,705      1.66
  Real estate taxes                                   --         --           473,999      2.14
  Management fees, including $313,036
    paid to related parties (Note 6)                  --         --           326,742      1.47
  Insurance                                           --         --           120,570      0.54
  Payroll taxes and employee benefits                 --         --           130,116      0.59
  Provision for market revaluation of
    mobile homes held for resale                      --         --                --        --
                                                --------    -------       -----------    ------
                                                 121,812     277.02         6,110,633     27.53
                                                --------    -------       -----------    ------

NET INCOME (LOSS)                               $(77,841)   (177.02)%     $16,080,772     72.47%
                                                ========    =======       ===========    ======

See accompanying report of independent auditors and notes to financial statements.

                                                                      SCHEDULE I
                                                                     Page 3 of 3

                          DE ANZA PROPERTIES - X, LTD.
                            (A Limited Partnership)

                        Schedule of Projects' Operations

                                                                  Year Ended December 31, 1993
                                        ----------------------------------------------------------------------------------
                                              Aptos Pines               Colonies of Margate          Woodbridge Meadows
                                        ------------------------      ------------------------    -------------------------
                                           Amount    % of Income        Amount     % of Income      Amount     % of Income
                                        ----------   -----------      ----------   -----------    ----------   -----------
INCOME
  Rent (Note 4)                          $578,806       78.86%         $3,226,312     93.54%       $3,474,498      97.63%
  Utilities                               153,092       20.86             228,152      6.61                --         --
  Other                                     2,050        0.28              (5,863)    (0.17)           84,396       2.37
  Interest                                     --          --                 519      0.02                --         --
                                         --------     -------          ----------    ------        ----------     ------
                                          733,948      100.00           3,449,120    100.00         3,558,894     100.00
                                         --------     -------          ----------    ------        ----------     ------

EXPENSES
  Depreciation and amortization            90,887       12.38             282,370      8.19           708,937      19.78
  Interest                                    149        0.02           1,362,499     39.50           495,993      13.94
  Maintenance, repairs and supplies        50,700        6.91             471,235     13.66           352,302       9.90
  Salaries, including $42,374 paid to
    related parties (Note 6)               70,766        9.64             293,521      8.51           249,654       7.02
  Other                                    26,416        3.60              96,320      2.79           245,697       6.90
  Utilities                               155,199       21.14             272,511      7.90           216,467       6.08
  Professional fees and services,
    including $277,905 paid to related
    parties (Note 6)                       59,230        8.07             128,759      3.73           145,564       4.09
  Real estate taxes                        39,562        5.39             350,716     10.17           207,758       5.84
  Management fees paid to related party    29,050        3.96             161,453      4.68           177,989       5.00
  Insurance                                10,917        1.49              65,179      1.89            55,691       1.56
  Payroll taxes and employee benefits      19,155        2.61              82,910      2.41            54,221       1.52
  Provision for market revaluation
    of mobile homes held for resale            --          --              61,078      1.77                --         --
                                         --------     -------          ----------    ------        ----------     ------
                                          552,031       75.21           3,628,551    105.20         2,905,273      81.63
                                         --------     -------          ----------    ------        ----------     ------
NET INCOME (LOSS)                        $181,917       24.79%         $ (179,431)    (5.20)%      $  653,621      18.37%
                                         ========     =======          ==========    ======        ==========     ======

                                                    Year Ended December 31, 1993
                                        ------------------------------------------------------
                                         De Anza Properties - X                 Total
                                        ------------------------      ------------------------
                                           Amount    % of Income        Amount     % of Income
                                        ----------   -----------      ----------   -----------
INCOME
  Rent (Note 4)                                --          --          $7,279,616     93.63%
  Utilities                                    --          --             381,244      4.90
  Other                                  $ 19,228       58.19%             99,811      1.28
  Interest                                 13,815       41.81              14,334      0.19
                                         --------     -------          ----------    ------
                                           33,043      100.00           7,775,005    100.00
                                         --------     -------          ----------    ------

EXPENSES
  Depreciation and amortization                --          --           1,077,194     13.85
  Interest                                     --          --           1,858,641     23.91
  Maintenance, repairs and supplies            --          --             874,237     11.24
  Salaries, including $42,374 paid to
    related parties (Note 6)               42,493      128.60             656,434      8.44
  Other                                    36,076      109.18             404,509      5.20
  Utilities                                   190        0.57             644,367      8.29
  Professional fees and services,
    including $277,905 paid to related
    parties (Note 6)                       36,435      110.27             369,988      4.76
  Real estate taxes                            --          --             598,036      7.69
  Management fees paid to related party        --          --             368,492      4.74
  Insurance                                    --          --             131,787      1.70
  Payroll taxes and employee benefits          --          --             156,286      2.01
  Provision for market revaluation
    of mobile homes held for resale            --          --              61,078      0.79
                                         --------     -------          ----------    ------
                                          115,194      348.62           7,201,049     92.62
                                         --------     -------          ----------    ------
NET INCOME (LOSS)                        $(82,151)    (248.62)%        $  573,956      7.38%
                                         ========     =======          ==========    ======

See accompanying report of independent auditors and notes to financial statements.

                                                                   SCHEDULE II

                             De Anza Properties - X
                            (A Limited Partnership)

     Schedule of Distributable Income, Partners' Distributions and Reserves

                                                       YEAR ENDED DECEMBER 31,
                                               ---------------------------------------
                                                  1995          1994           1993
                                               -----------   ------------   ----------
Net Income                                     $ 3,260,442   $ 16,080,772   $  573,956
Add (deduct) adjustments per partnership
  agreement
    Gain on sale of property                    (2,258,041)   (15,297,374)          --
    Depreciation and amortization                  659,185      1,210,415    1,077,194
    Debt amortization                              (85,194)      (135,433)    (162,042)
    Net change in accruals                         (15,576)      (474,766)     384,914
    Release of prior year's reserves             2,741,590      2,476,212    1,811,602
                                               -----------   ------------   ----------
Cash available for distribution(1)               4,302,406      3,859,826    3,685,624
                                               -----------   ------------   ----------

Cash distributions
  Cash general and limited partners - 6%
    per annum of average adjusted capital
    contributions of $7,236,764, $13,977,956
    and $16,061,973 in 1995, 1994 and 1993,
    respectively                                   434,206        838,677      963,718
  General partners - 1.89%, 1.89% and 1.42%
    per annum of average adjusted capital
    contributions of $7,236,764, $13,977,956
    and $16,061,793 in 1995, 1994 and 1993,
    respectively                                   137,102        264,816      228,324
  Cash general and limited partners -
    additional distributions                       389,224         14,743       17,370
  General partners - additional distributions      118,409             --           --
                                               -----------   ------------   ----------
Total distributions                            $ 1,078,941      1,118,236    1,209,412
                                               -----------   ------------   ----------
Reserves from operations(2)                    $ 3,223,465   $  2,741,590   $2,476,212
                                               ===========   ============   ==========

See accompanying report of independent auditors and notes to financial statements.

                                                                   SCHEDULE II

                             De Anza Properties - X
                            (A Limited Partnership)

     Schedule of Distributable Income, Partners' Distributions and Reserves
                                  (Continued)

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1995          1994           1993
                                                       -----------   -----------    -----------
Proceeds from sales or refinancing of properties
  available for distribution or reserves(2)(3)         $ 4,268,814   $ 7,917,386             --
    Distribution to cash general and limited
      partners(3)                                       (4,053,732)   (7,133,000)            --
    Distribution to general partners(3)                   (392,268)           --             --
    Use of reserves for capital improvements              (163,300)           --    $(1,000,000)
    Release of prior year's reserves                     2,664,464     1,880,078      2,880,078
                                                       -----------   -----------    -----------
Reserves from sale and refinancing of
  properties(2)(3)(4)                                  $ 2,323,978   $ 2,664,464    $ 1,880,078
                                                       ===========   ===========    ===========

Distributions to cash general and limited
  partners per original $1,000 investment
    From operations
      Amount                                           $     36.02   $     37.33    $     42.92
                                                       ===========   ===========    ===========
      Percent (of adjusted capital)                          11.38%         6.11%          6.11%
                                                       ===========   ===========    ===========
     From sales or refinancing(2)(3)
       Amount                                          $    177.34   $    312.04    $        --
                                                       ===========   ===========    ===========
       Percent (of original capital)                         17.73%        31.20%            --%
                                                       ===========   ===========    ===========

See accompanying report of independent auditors and notes to financial statements.

                                                                    SCHEDULE II

                             De Anza Properties - X
                            (A Limited Partnership)

     Schedule of Distributable Income, Partners' Distributions and Reserves
                                  (Continued)


(1) Cash available for distribution represents amounts as defined by the partnership agreement.

(2) The operating general partner has exercised its discretion in reserving amounts in excess of required reserves for operations, additions to property and equipment, and future distributions.

(3) On August 18, 1994, the Partnership sold Colonies of Margate for a price of $23,147,228, and additional proceeds of $557,192 were received to fund a General Reserve. After repayment of debt of $13,523,715, sales and closing costs of $644,488 and a prepayment penalty of $1,618,831, the Partnership netted proceeds of $7,917,386. Of this amount, $7,133,000 was distributed in September 1994 to the cash general and limited partners, representing a return of original capital. The balance of $784,386 is being held to fund certain required reserves (see Note 3).

        On July 11, 1995, the Partnership sold Aptos Pines for an all cash price of $4,325,000. After payment of sales and closing costs of $56,200 and reserving $3,800, the balance of $4,265,000 was distributed to cash general and limited partners, representing a return of original capital, and to general partners (see Note 3).

        In 1995, the MHC Reserve of $181,000 reserved from the sale of the Colonies of Margate was released and distributed to the cash general and limited partners as a return of original capital (see Note 3).

(4) Included in the reserves from sales and refinancing of properties is $843,923 and $1,024,923 at December 31, 1995 and 1994, respectively, in specific reserves established to fund contingent liabilities that may arise from the MHC transaction.


          See accompanying report of independent auditors and notes to financial statements.