Form 10-Q
period 1996-03-31
DE ANZA PROPERTIES X
filed 1996-05-14
CIK 215628

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

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

         Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.0-3(b) (17 CFR 240.0-3(b)), the pages of this document have been numbered sequentially. The total number of pages contained herein is 15.

                               TABLE OF CONTENTS



PART I.          FINANCIAL INFORMATION


ITEM 1.          FINANCIAL STATEMENTS

                 Balance Sheets                                                                       3

                 Statements of Income                                                                 5

                 Statements of Changes in Partners'
                   Capital (Deficit)                                                                  6

                 Statements of Cash Flows                                                             7

                 Notes to Financial Statements                                                        9


ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                                                          12



PART II.         OTHER INFORMATION                                                                   14



PART I.          FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS


                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                                 Balance Sheets
                                  (Unaudited)

                                                                                              March 31,               December 31,
                                                                                                1996                      1995
                                                                                            ------------              ------------
                                                                     ASSETS

         CASH AND CASH EQUIVALENTS - including restricted
             deposits of $843,923 at  March 31, 1996 and
             December  31, 1995 - Note 1                                                    $ 1,381,261              $ 1,388,279


         ACCOUNTS RECEIVABLE                                                                      8,844                   10,812

         PREPAID EXPENSES                                                                        43,889                   70,222
                                                                                            -----------              -----------
                                                                                              1,433,994                1,469,313
                                                                                            -----------              -----------

         PROPERTY AND EQUIPMENT - Notes 2, 5 and 6
             Land                                                                             2,989,265                 2,989,265
             Land improvements                                                                4,738,665                 4,704,170
             Buildings and improvements                                                      11,448,171                11,448,171
             Furniture and equipment                                                            623,498                   623,498
                                                                                            -----------              -----------
                                                                                             19,799,599                19,765,104

             Less accumulated depreciation                                                   10,062,815                 9,921,679
                                                                                            -----------               -----------
                                                                                              9,736,784                 9,843,425
                                                                                            -----------               -----------

         OTHER ASSETS
             Loan costs - less accumulated amortization of
               $54,254 and $53,484 at  March 31, 1996 and December 31,
               1995, respectively - Note 2                                                      53,561                    54,331
             Other                                                                              21,503                    20,656
                                                                                           -----------               -----------
                                                                                                75,064                    74,987
                                                                                           -----------               -----------

                                                                                           $11,245,842               $11,387,725
                                                                                           ===========               ===========


See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                           Balance Sheets (Continued)
                                  (Unaudited)


                                                                                March 31,               December 31,
                                                                                  1996                      1995
                                                                              ------------              ------------

                                            LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

         ACCOUNTS PAYABLE AND ACCRUED EXPENSES -
             including $8,254 and $11,305 due to related
             parties at March 31, 1996 and December 31,
             1995, respectively                                               $   179,176               $   127,389

         DEPOSITS AND ADVANCE RENTALS                                             125,027                   122,937

         DEFERRED GAIN ON SALE - Note 5                                           843,923                   843,923

         SECURED NOTE PAYABLE - Note 2                                          4,729,773                 4,752,430
                                                                              -----------               -----------
                                                                                5,877,899                 5,846,679
                                                                              -----------               -----------

         PARTNERS' CAPITAL (DEFICIT)
             General partners                                                  (3,516,996)               (3,476,003)
                Cash general partners, 218.5 and 228.5 units issued and
                  outstanding at March 31, 1996  and December 31, 1995,
                  respectively                                                     76,482                    77,686
                Limited partners, 22,650.5 and 22.640.5 units issued and
                  outstanding at March 31, 1996 and December 31, 1995,
                  respectively                                                  8,808,457                 8,939,363
                                                                              -----------               -----------
                                                                                5,367,943                 5,541,046
                                                                              -----------               -----------

                                                                              $11,245,842               $11,387,725
                                                                              ===========               ===========





See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                              Statements of Income
                                  (Unaudited)


                                                         Three Months              Three Months
                                                             Ended                    Ended
                                                           March 31,                March 31,
                                                             1996                      1995
                                                         ------------             ------------

INCOME
  Rent - Note 6                                            $896,293                $1,048,312
  Utilities                                                      -                     62,416
  Other                                                      29,414                    30,699
  Interest and dividends                                     14,864                     7,844
                                                           --------               -----------
                                                            940,571                 1,149,271
                                                           --------                ----------

EXPENSES
  Depreciation and amortization                             141,906                   169,740
  Interest                                                  118,623                   120,771
  Maintenance, repairs and supplies                         104,039                   109,412
  Professional fees and services -
   including $27,645 and $33,911 paid
   to related parties in 1996 and 1995,
   respectively - Note 3                                     90,809                    62,117
 Other                                                       84,650                    68,972
 Salaries - including $4,611 and $10,012
   paid to related parties in 1996 and
   1995, respectively - Note 3                               68,142                    88,623
 Utilities                                                   52,687                    95,050
 Real estate taxes                                           52,510                    64,531
 Management fees - including $46,045 and
   $45,000 paid to related parties in 1996
   and 1995, respectively - Note 3                           46,045                    55,475
 Insurance                                                   26,445                    24,407
 Payroll taxes and employee benefits                         15,173                    18,855
                                                            -------                ----------
                                                            801,029                   877,953
                                                           --------                ----------

NET INCOME                                                 $139,542                $  271,318
                                                           ========                ==========

NET INCOME
  GENERAL PARTNERS                                         $ 33,046                $   64,252
                                                           ========                ==========
  CASH GENERAL AND LIMITED PARTNERS                        $106,496                $  207,066
                                                           ========                ==========

INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                                $ 330.46                $   642.52
                                                           ========                ==========

INCOME PER CASH GENERAL AND
  LIMITED PARTNERSHIP UNIT - Note 4                        $   4.66                $     9.05
                                                           ========                ==========





See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

              Statements of Changes in Partners' Capital (Deficit)
                                  (Unaudited)

                 For the Three Months Ended March 31, 1996 and
                      For the Year Ended December 31, 1995


                                                                                       Cash
                                                                 General             General            Limited
                                         Total                  Partners             Partners          Partners
                                     -----------              ------------          ---------        ------------

 BALANCE - January 1,
    1995                             $ 7,805,545              $(3,210,498)           $ 97,659        $10,918,384

 DISTRIBUTIONS TO
    PARTNERS                          (5,524,941)                (647,779)            (48,731)        (4,828,431)

 NET INCOME - for the
    year ended December
    31, 1995                           3,260,442                  382,274              28,758          2,849,410
                                     -----------              -----------            --------        -----------

 BALANCE - December 31,
    1995                               5,541,046               (3,476,003)             77,686          8,939,363

 DISTRIBUTIONS TO
    PARTNERS                            (312,645)                 (74,039)             (2,175)          (236,431)

 NET INCOME - for the
    three months ended
    March 31, 1996                       139,542                   33,046                 971            105,525
                                     -----------              -----------            --------        -----------

 BALANCE - March 31,
    1996                             $ 5,367,943              $(3,516,996)           $ 76,482        $ 8,808,457
                                     ===========              ===========            ========        ===========





See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)


                                                             Three Months            Three Months
                                                                 Ended                  Ended
                                                               March 31,               March 31,
                                                                 1996                    1995
                                                             ------------            ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Gross rents received from real estate
      operations                                             $   899,539              $  1,102,361
    Cash paid to suppliers and employees -
      including $81,585 and $90,370 paid
      to related parties in 1996 and 1995,
      respectively                                              (463,227)                 (516,018)
    Interest paid                                               (118,623)                 (120,771)
    Interest and other income received                            45,090                    39,442
                                                             -----------              ------------

         Net cash provided by
           operating activities                                  362,779                   505,014
                                                             -----------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                          (34,495)                  (48,237)
    Sales and closing costs                                          -                     (15,312)
                                                            -----------               ------------

         Net cash used in
           investing activities                                  (34,495)                  (63,549)
                                                            -------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on secured notes
      payable                                                    (22,657)                  (20,510)
    Partner distributions                                       (312,645)                 (278,720)
                                                             -----------              ------------

         Net cash used in
           financing activities                                 (335,302)                 (299,230)
                                                             -----------              ------------

NET (DECREASE)INCREASE IN CASH AND
    CASH EQUIVALENTS                                              (7,018)                  142,235

CASH AND CASH EQUIVALENTS:
    BALANCE AT BEGINNING OF PERIOD                             1,388,279                 1,431,793
                                                             -----------              ------------

    BALANCE AT END OF PERIOD                                 $ 1,381,261              $  1,574,028
                                                             ===========              ============





See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                      Statements of Cash Flows (Continued)
                                  (Unaudited)


                                                                         Three Months              Three Months
                                                                             Ended                    Ended
                                                                           March 31,                 March 31,
                                                                             1996                      1995
                                                                         ------------              ------------

        RECONCILIATION OF NET INCOME TO NET
            CASH PROVIDED BY OPERATING ACTIVITIES
              Net income                                                  $   139,542               $   271,318
              Adjustments to reconcile net income
                  to net cash provided by
                  operating activities
                    Depreciation and amortization                              141,906                  169,740
              Changes in operating assets and
                  liabilities
                    Decrease in accounts
                         receivable                                              1,968                   38,969
                    Decrease in prepaid expenses                                26,333                   23,713
                    Increase in other assets                                      (847)                  (3,221)
                    Increase in accounts payable
                         and accrued expenses                                   51,787                    4,472
                    Increase in deposits and
                         advance rentals                                         2,090                       23
                                                                           -----------              -----------

                         Net cash provided by
                           operating activities                            $   362,779               $   505,014
                                                                           ===========               ===========





See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

                   March 31, 1996 and December 31, 1995 and
             For the Three Months Ended March 31, 1996 and 1995


NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included. Operating results during the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

         Cash and Cash Equivalents

         The Partnership invests its cash not needed for working capital in highly liquid short-term investments consisting primarily of money market funds and certificates of deposit, with original maturities ranging generally from one to three months. The Partnership considers all such items to be cash equivalents.

NOTE 2 - SECURED NOTE PAYABLE

         Secured note payable at March 31, 1996 and December 31, 1995 consisted of:

                                                    March 31,        December 31,
                                                      1996               1995
                                                   ------------      ------------

 Note collateralized by first trust deed,
 payable in monthly installments of
 $47,093, including interest at 10%,
 maturing in 2014.                                  $4,729,773       $4,752,430
                                                    ==========       ==========

NOTE 3 - TRANSACTIONS WITH RELATED PARTIES

         Pursuant to a former management agreement dated October 1, 1985, De Anza Assets, Inc., a former affiliate of the operating general partner
         (OGP), was paid a management fee in the amount of 5% of the annual gross receipts from the operations of the Partnership's properties.
         The payment of this fee is subordinated to the priority distributions to the cash general and limited partners of 6% of their adjusted capital contributions each year and is noncumulative, except in the case of a sale, refinancing or other disposition of the Partnership's properties. In that case, the difference between the management fee actually paid and the management fee that would have been paid if it were not subordinate, is payable out of proceeds from the sale, refinancing or other disposition after payment of the limited partners' priority return and capital contribution and the general partners' incentive interest.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                    Notes to Financial Statements (Continued) (Unaudited)

                         March 31, 1996 and December 31, 1995 and
                     For the Three Months Ended March 31, 1996 and 1995


NOTE 3 - TRANSACTIONS WITH RELATED PARTIES (Continued)


         On August 18, 1994, subsequent to the sale of Colonies of Margate and the property management business of De Anza Group, Inc. (DAG), as discussed in Note 5, the property management of Woodbridge was assumed by Terra Vista Management, Inc. (Terra Vista). Terra Vista is wholly owned by Michael D. Gelfand, president of the OGP and the son of Herbert M. Gelfand. Herbert M. Gelfand, together with Beverly Gelfand, is the sole shareholder of the OGP and an individual general partner. Terra Vista was paid $46,045 and $45,000 for management fees during the three months ended March 31, 1996 and 1995, respectively. The property management of Aptos Pines was transferred to an affiliate of the buyer when the property management business of DAG was transferred as part of the overall transaction concurrent with the sale of Colonies of Margate (see Note 5).

         In addition, Terra Vista or an affiliate of the OGP was paid $35,540 and $45,370 during the three months ended March 31, 1996, and 1995, respectively, for performing bookkeeping, regional management, computer and investor relations services necessary for the operation of the Partnership and its properties.

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

NOTE 5 - SALE OF COLONIES OF MARGATE

         On August 18, 1994, the Partnership sold Colonies of Margate to an affiliate of Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust, as part of an overall transaction for the sale of the related property management business of DAG and other mobile home communities affiliated with DAG.

         The sales price for the Property was $23,147,228. Additional proceeds of $557,192, which were included in the sales price for calculating the gain on sale of property and equipment, were received from MHC to fund a General Reserve. In connection with the sale, the Partnership established various reserves totaling $1,024,923.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                 Notes to Financial Statements (Continued) (Unaudited)

                        March 31, 1996 and December 31, 1995 and
                   For the Three Months Ended March 31, 1996 and 1995


NOTE 5 - SALE OF COLONIES OF MARGATE (Continued)

         The $1,024,923 was used to establish the following reserves:

             MHC Reserve                                  $181,000
             General Reserve                               557,192
             Independent Committee Reserve                 286,731


         The MHC Reserve was required by MHC and subsequently released in May 1995. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction.

         Pursuant to the guidelines of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate", the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds represented by the MHC Reserve, Independent Committee Reserve and General Reserve, totaling $1,024,923. As these reserves are released or expended, gain on sale will be recognized. At March 31, 1996 and December 31, 1995, $843,923 and $1,024,923 of sale proceeds have been deferred and are included in deferred gain on sale, as reflected in the balance sheets.


NOTE 6 - SALE OF APTOS PINES

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

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity


  The Partnership's quick ratios were 1.4:1 and 1.6:1, including unrestricted cash balances of $537,338 and $544,356 at March 31, 1996 and December 31, 1995, respectively. The decrease in liquidity is primarily attributable to an increase in accrued real estate taxes. The Partnership's cash balance is its immediate source of liquidity.

  On a long-term basis, the Partnership's liquidity is sustained primarily from cash flows from operations, which during the three months ended March 31, 1996 were approximately $363,000. Should it become necessary to improve liquidity the Partnership can reduce partner distributions from operations, which totaled approximately $313,000 during the three months ended March 31, 1996, arrange a short-term line of credit or refinance Woodbridge Meadows Apartments.

  In 1995 the Partnership sold Aptos Pines as discussed in Note 6 to the financial statements. The sale has reduced partnership income and therefore, liquidity. The Partnership intends to sell its remaining property, Woodbridge Meadows Apartments, in the next twelve months which would prompt the Partnership's dissolution.

  Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties known to the Partnership which are reasonably likely to materially affect the Partnership's liquidity.



Capital Resources


  The Partnership anticipates spending approximately $137,000 in 1996 for physical improvements at its properties, $102,000 of which will be spent during the remainder of 1996. The Partnership will continuously review the necessity for such expenditures in light of the expected sale of Woodbridge Meadows Apartments. Funds for these improvements will be provided by cash generated from operations and from the remaining reserves from the 1990 Margate refinancing available for improvement projects at Woodbridge.

  Due to the sale of Colonies of Margate and Aptos Pines discussed in Notes 5 and 6, and the distributions pursuant to the sale of Margate and Aptos Pines, the Partnership's capital resources have been reduced. Similarly, the expected sale of Woodbridge Meadows Apartments in the next twelve months would prompt the Partnership's dissolution. The Partnership has submitted the proposed sale to the Independent Committee for its approval of this Fundamental Transaction. The Partnership has also begun negotiating an agreement with a national commercial real estate broker to sell Woodbridge Meadows Apartments.

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



Results of Operations


  Since Aptos Pines was sold in July 1995, a comparison of results of operations for the three months ended March 31, 1996 and 1995 would not be meaningful. However, a comparison can be done excluding the operations of Aptos Pines.

  Rental income, excluding Aptos Pines, decreased 0.5% during the three months ended March 31, 1996, over the same period in 1995. Occupancy at Woodbridge in 1996 is slightly lower than in 1995 which decrease in rental income is partly offset by slightly higher rental rates. Competition in the immediate area has lowered occupancy at Woodbridge, but the major improvements done to the property begun in 1992 and completed in 1995 are expected to allow Woodbridge to maintain a stable income stream. Competition mostly arises from Irvine Apartment Communities whose numerous properties dominate the local luxury apartment market.

  Interest and dividend income increased during the three months ended March 31, 1996 over the same period in 1995 due to investing reserves in higher yielding investments.

  Expenses, excluding Aptos Pines, increased 10.6% during the three months ended March 31, 1996 over the same period in 1995. Professional fees and services increased due to timing of the payment of audit and tax return fees and increased legal costs because of the recent tender offer by Moraga Capital, LLC. Insurance premiums at Woodbridge increased as a result of the January 1994 Northridge earthquake centered approximately 70 miles from Woodbridge. Other expenses increased due to additional investor mailings also because of the recent tender offer by Moraga Capital, LLC. Maintenance, repairs and supplies increased due to tree trimming expense in 1996 but not in 1995. Partially offsetting these increases was a decrease in depreciation and amortization costs due to the declining balance method of depreciation.

  Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

PART II.         OTHER INFORMATION



ITEM NUMBER


  1.     LEGAL PROCEEDINGS

         No new material legal proceedings were commenced during the three months ended March 31, 1996 and there are none pending.

  2.     CHANGES IN SECURITIES

         None.

  3.     DEFAULTS UPON SENIOR SECURITIES

         None.

  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  5.     OTHER INFORMATION

         The Partnership has determined to pursue a sale of its remaining property within twelve months and the prompt liquidation of the Partnership thereafter.

  6.     EXHIBITS AND REPORTS ON FORM 8-K

         No exhibits.

         No reports on Form 8-K were filed during the quarter ended March 31, 1996. However, subsequently, a report on Form 8-K dated April 24, 1996 was filed disclosing in Item 5 both a request by Moraga Capital, LLC and its affiliated Limited Partners for a meeting of Limited Partners and the withdrawal of that request.

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




                                DE ANZA PROPERTIES - X
                                     (Registrant)




                                By   DE ANZA CORPORATION A
                                     California Corporation
                                     Operating General Partner




Date:  May 14, 1996             By   /s/ Michael D. Gelfand
                                     ---------------------------------
                                     Michael D. Gelfand
                                     President and
                                       Chief Financial Officer