Form 10-Q
period 1996-06-30
DE ANZA PROPERTIES X
filed 1996-08-13
CIK 215628

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   ---------


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 0-8942


                            DE ANZA PROPERTIES - X
            (Exact name of registrant as specified in its charter)

          CALIFORNIA                                          95-3005938
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                         Identification Number)

                       9171 WILSHIRE BOULEVARD, SUITE 627
                        BEVERLY HILLS, CALIFORNIA  90210
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

                                YES   X   NO
                                    -----    -----

     Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.0-3(b) (17 CFR 240.0-3(b)), the pages of this document have been numbered sequentially. The total number of pages contained herein is 16.

                               TABLE OF CONTENTS
                               -----------------

                                                                       Page
                                                                       ----
PART I.   FINANCIAL INFORMATION
- -------   ---------------------

ITEM 1.   FINANCIAL STATEMENTS

            Balance Sheets                                               3

            Statements of Income                                         5

            Statements of Changes in Partners' Capital (Deficit)         7

            Statements of Cash Flows                                     8

            Notes to Financial Statements                               10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 13

PART II.  OTHER INFORMATION                                             15
- --------  -----------------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                                 Balance Sheets
                                  (Unaudited)

                                             June 30,    December 31,
                                               1996          1995
                                           -----------   ------------
                                  ASSETS

CASH AND CASH EQUIVALENTS - including
  restricted deposits of $843,923 at
  June 30, 1996 and December 31, 1995 -
  Note 1                                   $ 1,326,416   $ 1,388,279


ACCOUNTS RECEIVABLE                             10,373        10,812

PREPAID EXPENSES                                17,555        70,222
                                           -----------   -----------
                                             1,354,344     1,469,313
                                           -----------   -----------

PROPERTY AND EQUIPMENT - Notes 2, 5 and 6
  Land                                       2,989,265     2,989,265
  Land improvements                          4,763,346     4,704,170
  Buildings and improvements                11,448,171    11,448,171
  Furniture and equipment                      623,498       623,498
                                           -----------   -----------
                                            19,824,280    19,765,104

  Less accumulated depreciation             10,203,950     9,921,679
                                           -----------   -----------
                                             9,620,330     9,843,425
                                           -----------   -----------
OTHER ASSETS
  Loan costs - less accumulated
    amortization of $55,024 and $53,484
    at June 30, 1996 and December 31,
    1995, respectively - Note 2                 52,791        54,331
  Other                                         33,278        20,656
                                           -----------   -----------
                                                86,069        74,987
                                           -----------   -----------
                                           $11,060,743   $11,387,725
                                           ===========   ===========

See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                           Balance Sheets (Continued)
                                  (Unaudited)

                                             June 30,    December 31,
                                               1996          1995
                                           -----------   ------------
                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES -
  including $11,070 and $11,305 due to
  related parties at June 30, 1996 and
  December 31, 1995, respectively          $    77,241    $   127,389

DEPOSITS AND ADVANCE RENTALS                   133,002        122,937

DEFERRED GAIN ON SALE - Note 5                 843,923        843,923

SECURED NOTE PAYABLE - Note 2                4,706,544      4,752,430
                                           -----------    -----------
                                             5,760,710      5,846,679
                                           -----------    -----------

PARTNERS' CAPITAL (DEFICIT)
  General partners                          (3,533,079)    (3,476,003)
  Cash general partners, 218.5 and
    228.5 units issued and outstanding
    at June 30, 1996 and December 31,
    1995, respectively                          75,929         77,686
  Limited partners, 22,650.5 and
    22.640.5 units issued and
    outstanding at June 30, 1996
    and December 31, 1995, respectively      8,757,183      8,939,363
                                           -----------    -----------
                                             5,300,033      5,541,046
                                           -----------    -----------
                                           $11,060,743    $11,387,725
                                           ===========    ===========

See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                              Statements of Income
                                  (Unaudited)

                                           Six Months   Six Months
                                             Ended        Ended
                                            June 30,     June 30,
                                              1996         1995
                                           ----------   ----------
INCOME
  Rent - Note 6                            $1,825,471   $2,105,991
  Other                                        62,848       64,652
  Interest and dividends                       32,719       24,129
  Utilities                                         -      111,728
  Gain on sale of property and                      -      181,000
   equipment - Note 5                      ----------   ----------
                                            1,921,038    2,487,500
                                           ----------   ----------
EXPENSES
  Depreciation and amortization               283,811      339,478
  Interest                                    236,675      241,024
  Maintenance, repairs and supplies           181,021      204,091
  Other                                       158,162      134,431
  Professional fees and services -
    including $51,690 and $64,604 paid
    to related parties in 1996 and 1995,
    respectively - Note 3                     153,445      136,664
  Salaries - including $10,072 and
   $11,070 paid to related parties in
   1996 and 1995, respectively - Note 3       139,391      166,368
  Real estate taxes                           105,020      129,061
  Utilities                                   102,882      183,724
  Management fees - including $94,070
   and $93,710 paid to related parties in
   1996 and 1995, respectively - Note 3        94,070      111,712
  Insurance                                    52,875       50,234
  Payroll taxes and employee benefits          29,408       34,871
                                           ----------   ----------
                                            1,536,760    1,731,658
                                           ----------   ----------

NET INCOME                                 $  384,278   $  755,842
                                           ==========   ==========
NET INCOME
  GENERAL PARTNERS                         $   91,003   $  178,995
                                           ==========   ==========
  CASH GENERAL AND LIMITED PARTNERS        $  293,275   $  576,847
                                           ==========   ==========
INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                $   910.03   $ 1,789.95
                                           ==========   ==========
INCOME PER CASH GENERAL AND
  LIMITED PARTNERSHIP UNIT - Note 4        $    12.82   $    25.22
                                           ==========   ==========

See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                              Statements of Income
                                  (Unaudited)

                                            Three Months   Three Months
                                               Ended          Ended
                                              June 30,       June 30,
                                                1996           1995
                                            ------------   ------------
INCOME
  Rent - Note 6                                $929,178     $1,057,679
  Other                                          33,434         33,953
  Interest and dividends                         17,855         16,285
  Utilities                                           -         49,312
  Gain on sale of property and                        -        181,000
   equipment - Note 5                          --------     ----------
                                                980,467      1,338,229
                                               --------     ----------
EXPENSES
  Depreciation and amortization                 141,905        169,738
  Interest                                      118,052        120,253
  Maintenance, repairs and supplies              76,982         94,679
  Other                                          73,512         65,459
  Professional fees and services -
    including $24,045 and $30,693 paid
    to related parties in 1996 and 1995,
    respectively - Note 3                        62,636         74,547
  Salaries - including $5,461 and $6,359
    paid to related parties in 1996 and
    1995, respectively - Note 3                  71,249         77,745
  Real estate taxes                              52,510         64,530
  Utilities                                      50,195         88,674
  Management fees - including $48,025
   and $48,710 paid to related parties in
   1996 and 1995, respectively - Note 3          48,025         56,237
  Insurance                                      26,430         25,827
  Payroll taxes and employee benefits            14,235         16,016
                                               --------     ----------
                                                735,731        853,705
                                               --------     ----------
NET INCOME                                     $244,736     $  484,524
                                               ========     ==========
NET INCOME
  GENERAL PARTNERS                             $ 57,957     $  114,743
                                               ========     ==========
  CASH GENERAL AND LIMITED PARTNERS            $186,779     $  369,781
                                               ========     ==========
INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                    $ 579.57     $ 1,147.43
                                               ========     ==========
INCOME PER CASH GENERAL AND
  LIMITED PARTNERSHIP UNIT - Note 4            $   8.17     $    16.17
                                               ========     ==========

See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

              Statements of Changes in Partners' Capital (Deficit)
                                  (Unaudited)

                   For the Six Months Ended June 30, 1996 and
                      For the Year Ended December 31, 1995

                                                               Cash
                                                General       General     Limited
                                  Total         Partners      Partners    Partners
                               -----------    -----------    ----------  -----------

BALANCE - January 1,
  1995                         $ 7,805,545    $(3,210,498)   $ 97,659    $10,918,384

DISTRIBUTIONS TO
  PARTNERS                      (5,524,941)      (647,779)    (48,731)    (4,828,431)

NET INCOME - for the
  year ended December
  31, 1995                       3,260,442        382,274      28,758      2,849,410
                               -----------    -----------    --------    -----------
BALANCE - December 31,
  1995                           5,541,046     (3,476,003)     77,686      8,939,363

DISTRIBUTIONS TO
  PARTNERS                        (625,291)      (148,079)     (4,559)      (472,653)

NET INCOME - for the
  six months ended
  June 30, 1996                    384,278         91,003       2,802        290,473
                               -----------    -----------    --------    -----------
BALANCE - June 30, 1996        $ 5,300,033    $(3,533,079)   $ 75,929    $ 8,757,183
                               ===========    ===========    ========    ===========

See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)

                                            Six Months     Six Months
                                              Ended          Ended
                                             June 30,       June 30,
                                               1996           1995
                                           ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Gross rents received from real estate
    operations                             $ 1,834,894    $ 2,231,588
  Cash paid to suppliers and employees -
    including $160,149 and $171,975 paid
    to related parties in 1996 and 1995,
    respectively                            (1,013,689)    (1,213,116)
  Interest paid                               (236,675)      (241,024)
  Interest and other income received            97,238         89,680
                                           -----------    -----------
      Net cash provided by
       operating activities                    681,768        867,128
                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment          (59,176)      (168,294)
  Sales and closing costs                      (13,278)       (15,312)
                                           -----------    -----------
     Net cash used in
       investing activities                    (72,454)      (183,606)
                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on secured notes
    payable                                    (45,886)       (41,536)
  Partner distributions                       (625,291)      (557,440)
                                           -----------    -----------
      Net cash used in
       financing activities                   (671,177)      (598,976)
                                           -----------    -----------
NET (DECREASE)INCREASE IN CASH AND
  CASH EQUIVALENTS                             (61,863)        84,546

CASH AND CASH EQUIVALENTS:
  BALANCE AT BEGINNING OF PERIOD             1,388,279      1,431,793
                                           -----------    -----------

  BALANCE AT END OF PERIOD                 $ 1,326,416    $ 1,516,339
                                           ===========    ===========

See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                      Statements of Cash Flows (Continued)
                                  (Unaudited)

                                           Six Months    Six Months
                                              Ended         Ended
                                            June 30,      June 30,
                                              1996          1995
                                           -----------   -----------

RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES
    Net income                               $384,278     $ 755,842
    Adjustments to reconcile net income
      to net cash provided by
      operating activities
        Depreciation and amortization         283,811       339,478
         Gain on sale of property and
          equipment                                 -      (181,000)
    Changes in operating assets and
      liabilities
        Decrease in accounts receivable           439        36,726
        Decrease in prepaid expenses           52,667        50,325
        Decrease (increase) in other
         assets                                   656       (31,375)
        Decrease in accounts payable
          and accrued expenses                (50,148)      (99,408)
        Increase (decrease) in deposits
         and advanced rentals                  10,065        (3,460)
                                             --------     ---------
     Net cash provided by
       operating activities                  $681,768     $ 867,128
                                             ========     =========

SUPPLEMENTAL DISCLOSURE
- -----------------------

During the six months ended June 30, 1995, the MHC cash reserve of $181,000 was released from restricted cash and the Partnership recognized a gain on that portion of the 1994 sale proceeds.


See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

                    June 30, 1996 and December 31, 1995 and
           For the Six and Three Months Ended June 30, 1996 and 1995

NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included. Operating results during the six and three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

         Cash and Cash Equivalents
         -------------------------

         The Partnership invests its cash not needed for working capital in highly liquid short-term investments consisting primarily of money market funds and certificates of deposit, with original maturities ranging generally from one to three months. The Partnership considers all such items to be cash equivalents.

NOTE 2 - SECURED NOTE PAYABLE

         Secured note payable at June 30, 1996 and December 31, 1995 consisted of:

                                                       June 30,      December 31,
                                                         1996           1995
                                                      ----------     ------------

             Note collateralized by first trust
             deed, payable in monthly installments
             of $47,093, including interest at 10%,
             maturing in 2014.                         $4,706,544     $4,752,430
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

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    June 30, 1996 and December 31, 1995 and
           For the Six and Three Months Ended June 30, 1996 and 1995


NOTE 3 - TRANSACTIONS WITH RELATED PARTIES (Continued)

         On August 18, 1994, subsequent to the sale of Colonies of Margate and the property management business of De Anza Group, Inc. (DAG), as discussed in Note 5, the property management of Woodbridge was assumed by Terra Vista Management, Inc. (Terra Vista). Terra Vista is wholly owned by Michael D. Gelfand, president of the OGP and the son of Herbert M. Gelfand. Herbert M. Gelfand, together with Beverly Gelfand, is the sole shareholder of the OGP and an individual general partner. Terra Vista was paid $94,070 and $93,710 for management fees during the six months ended June 30, 1996 and 1995, respectively. Of the $94,070, $48,025 is attributable to the three months ended June 30, 1996 (compared to $48,710 paid for the three months ended June 30, 1995). The property management of Aptos Pines was transferred to an affiliate of the buyer when the property management business of DAG was transferred as part of the overall transaction concurrent with the sale of Colonies of Margate (see Note 5).

         In addition, Terra Vista or an affiliate of the OGP was paid $66,079 and $78,265 during the six months ended June 30, 1996 and 1995, respectively, for performing bookkeeping, regional management, computer and investor relations services necessary for the operation of the Partnership and its properties. Of the $66,079, $30,539 is attributable to the three months ended June 30, 1996 (compared to $32,895 paid for the three months ended June 30, 1995).

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

NOTE 5 - SALE OF COLONIES OF MARGATE

         On August 18, 1994, the Partnership sold Colonies of Margate to an affiliate of Manufactured Home Communities, Inc. (MHC), a real estate investment trust, as part of an overall transaction for the sale of the related property management business of DAG and other mobile home communities affiliated with DAG.

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

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    June 30, 1996 and December 31, 1995 and
           For the Six and Three Months Ended June 30, 1996 and 1995


NOTE 5 - SALE OF COLONIES OF MARGATE (Continued)

         In connection with the sale, the Partnership established various reserves totaling $1,024,923. The $1,024,923 was used to establish the following reserves:

              MHC Reserve                        $181,000
              General Reserve                     557,192
              Independent Committee Reserve       286,731

         The MHC Reserve was required by MHC and released in May 1995. Accordingly, the gain on sale has been recognized and included in net income for the six months ended June 30, 1995. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction.

         Pursuant to the guidelines of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate", the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds represented by the MHC Reserve, Independent Committee Reserve and General Reserve, totaling $1,024,923. As these reserves are released or expended, gain on sale will be recognized. At June 30, 1996 and December 31, 1995, $843,923 of sale proceeds have been deferred and are included in deferred gain on sale, as reflected in the balance sheets.

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

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity
- ---------


 The Partnership's quick ratios remained stable at 1.6:1 and 1.6:1, including unrestricted cash balances of $482,493 and $544,356 at June 30, 1996 and December 31, 1995, respectively. The Partnership's cash balance is its immediate source of liquidity.

 On a long-term basis, the Partnership's liquidity is sustained primarily from cash flows from operations, which during the six months ended June 30, 1996 were approximately $682,000. Should it become necessary to improve liquidity the Partnership can reduce partner distributions from operations, which totaled approximately $625,000 during the six months ended June 30, 1996, arrange a short-term line of credit or refinance Woodbridge Meadows Apartments.

 In 1995 the Partnership sold Aptos Pines as discussed in Note 6 to the financial statements. The sale has reduced partnership income and therefore, liquidity. The Partnership has listed for sale its remaining property, Woodbridge Meadows Apartments, and anticipates that it will be sold prior to the end of the second quarter of 1997. The sale would result in the Partnership's dissolution and liquidation.

 Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties known to the Partnership which are reasonably likely to materially affect the Partnership's liquidity.

Capital Resources
- -----------------

 The Partnership anticipates spending approximately $102,000 in 1996 for physical improvements at its property, $43,000 of which will be spent during the remainder of 1996. The Partnership is continuously reviewing the necessity for such expenditures in light of the expected sale of Woodbridge Meadows Apartments. Funds for these improvements will be provided by cash generated from operations and from the remaining reserves from the 1990 Margate refinancing available for improvement projects at Woodbridge.

 Due to the sale of Colonies of Margate and Aptos Pines discussed in Notes 5 and 6, and the distributions pursuant to the sale of Margate and Aptos Pines, the Partnership's capital resources have been reduced. Similarly, the expected sale of Woodbridge Meadows Apartments prior to the end of the second quarter of 1997 would prompt the Partnership's dissolution.

 Other than as described above, there are no known material trends, favorable or unfavorable, in the Partnership's capital resources. The Partnership does not contemplate any other material changes in the mix of its capital resources, other than as described above.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations
- ---------------------

 Since Aptos Pines was sold in July 1995, a comparison of results of operations for the six and three months ended June 30, 1996 and 1995 would not be meaningful. However, a comparison can be done excluding the operations of Aptos Pines.

 Rental income, excluding Aptos Pines, increased 0.8% and 2.1% during the six and three months ended June 30, 1996, over the same periods in 1995. Occupancy at Woodbridge in 1996 is slightly higher than in 1995 due to increased leasing activity during the three months ended June 30, 1996. Competition in the immediate area is vigorous, but the major improvements done to the property begun in 1992 and completed in 1995 are expected to allow Woodbridge to maintain a stable income stream. Competition mostly arises from Irvine Apartment Communities whose numerous properties dominate the local luxury apartment market.

 Interest and dividend income increased during the six and three months ended June 30, 1996 over the same periods in 1995 due to investing reserves in higher yielding investments.

 Expenses, excluding Aptos Pines, increased 7.2% and 3.7% during the six and three months ended June 30, 1996 over the same periods in 1995. Because of the recent tender offer by Moraga Capital, LLC, professional fees and services increased comprised of higher legal costs while other expenses increased due to additional investor mailings. Insurance premiums at Woodbridge increased as a result of the January 1994 Northridge earthquake centered approximately 70 miles from Woodbridge. Additionally, salaries and payroll taxes and benefits increased due to the higher cost of leasing salaries to maintain occupancy. Utilities increased in the second quarter largely due to increased occupancy. Partially offsetting these increases was a decrease in depreciation and amortization costs due to the declining balance method of depreciation.

 Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

PART II.    OTHER INFORMATION

ITEM NUMBER
- -----------


 1.  LEGAL PROCEEDINGS

     No new material legal proceedings were commenced during the three months ended June 30, 1996 and there are none pending.

 2.  CHANGES IN SECURITIES

     None.

 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 5.  OTHER INFORMATION

     The Partnership is pursuing the sale of its remaining property prior to the end of the second quarter of 1997 and the prompt liquidation of the Partnership thereafter.

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


                              DE ANZA PROPERTIES - X
                                   (Registrant)



                              By  DE ANZA CORPORATION
                                  A California Corporation
                                  Operating General Partner


Date:  August 13, 1996        By  /s/ Michael D. Gelfand
                                  --------------------------
                                  Michael D. Gelfand
                                  President and
                                   Chief Financial Officer