Form 10-Q
period 1996-09-30
DE ANZA PROPERTIES X
filed 1996-11-13
CIK 215628

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   ---------


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

[_]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from              to
                               ------------    ------------
Commission File Number 0-8942


                            DE ANZA PROPERTIES - X
            (Exact name of registrant as specified in its charter)

          CALIFORNIA                                      95-3005938
(State or other jurisdiction of                      (IRS Employer Iden-
 incorporation or organization)                       tification Number)

                       9171 WILSHIRE BOULEVARD, SUITE 627
                        BEVERLY HILLS, CALIFORNIA  90210
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

     Pursuant to the Securities Exchange Act of 1934 Release 15502 and Rule 240.0-3(b) (17 CFR 240.0-3(b)), the pages of this document have been numbered sequentially. The total number of pages contained herein is 40.

                               TABLE OF CONTENTS
                               -----------------


PART I.            FINANCIAL INFORMATION
------             ---------------------

ITEM 1.            FINANCIAL STATEMENTS

                      Balance Sheets                                       3

                      Statements of Income                                 5

                      Statements of Changes in Partners'
                        Capital (Deficit)                                  7

                      Statements of Cash Flows                             8

                      Notes to Financial Statements                       10

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS                                             13


PART II.           OTHER INFORMATION                                      15
-------            -----------------


PART I.            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS


                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                                Balance Sheets
                                  (Unaudited)

                                                  September 30, December 31,
                                                      1996          1995
                                                  ------------- ------------
                                     ASSETS

CASH AND CASH EQUIVALENTS - including
  restricted deposits of $700,557 and
  $843,923 at September 30, 1996 and
  December 31, 1995, respectively -
  Note 1                                          $ 1,429,485   $ 1,388,279

ACCOUNTS RECEIVABLE                                     8,268        10,812

PREPAID EXPENSES                                       91,581        70,222
                                                  -----------   -----------
                                                    1,529,334     1,469,313
                                                  -----------   -----------

PROPERTY AND EQUIPMENT - Notes 1, 2, 5,
  6 and 7
  Land                                              2,989,265     2,989,265
  Land improvements                                 4,782,559     4,704,170
  Buildings and improvements                       11,448,171    11,448,171
  Furniture and equipment                             623,498       623,498
                                                  -----------   -----------
                                                   19,843,493    19,765,104

  Less accumulated depreciation                    10,203,950     9,921,679
                                                  -----------   -----------
                                                    9,639,543     9,843,425
                                                  -----------   -----------

OTHER ASSETS
  Loan costs - less accumulated amortization
   of $55,794 and $53,484 at September 30,
   1996 and December 31, 1995, respectively -
   Note 2                                              52,021        54,331
  Other - Note 7                                       46,115        20,656
                                                  -----------   -----------
                                                       98,136        74,987
                                                  -----------   -----------

                                                  $11,267,013   $11,387,725
                                                  ===========   ===========


See accompanying notes to financial statements.

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                          Balance Sheets (Continued)
                                  (Unaudited)

                                                  September 30,  December 31,
                                                      1996            1995
                                                  -------------  ------------
                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES -
  including $23,334 and $11,305 due to related
  parties at September 30, 1996 and December 31,
  1995, respectively                              $   210,521    $   127,389

DEPOSITS AND ADVANCE RENTALS                          125,698        122,937

DEFERRED GAIN ON SALE - Note 5                        700,557        843,923

SECURED NOTE PAYABLE - Note 2                       4,682,730      4,752,430
                                                  -----------    -----------
                                                    5,719,506      5,846,679
                                                  -----------    -----------

PARTNERS' CAPITAL (DEFICIT)
  General partners                                 (3,474,473)    (3,476,003)
  Cash general partners, 218.5 and 228.5 units
    issued and outstanding at September 30,
    1996 and December 31, 1995, respectively           77,733         77,686
  Limited partners, 22,650.5 and 22,640.5 units
    issued and outstanding at September 30,
    1996 and December 31, 1995, respectively        8,944,247      8,939,363
                                                  -----------    -----------
                                                    5,547,507      5,541,046
                                                  -----------    -----------

                                                  $11,267,013    $11,387,725
                                                  ===========    ===========


See accompanying notes to financial statements.

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                             Statements of Income
                                  (Unaudited)

                                                  Nine Months     Nine Months
                                                     Ended           Ended
                                                  September 30,   September 30,
                                                      1996            1995
                                                  -------------   -------------

INCOME
  Rent - Note 6                                   $2,757,941      $3,027,018
  Other                                              100,505          89,449
  Interest and dividends                              49,556          53,177
  Utilities                                                -         143,232
  Gain on sale of property and equipment -
    Notes 5 and 6                                    143,366       2,258,041
                                                  ----------      ----------
                                                   3,051,368       5,570,917
                                                  ----------      ----------

EXPENSES
  Interest                                           354,939         362,376
  Depreciation and amortization - Notes
   1 and 7                                           284,581         489,242
  Maintenance, repairs and supplies                  262,663         298,683
  Other                                              236,350         219,981
  Salaries - including $15,046 and $16,694
    paid to related parties in 1996 and
    1995, respectively - Note 3                      210,264         235,352
  Professional fees and services -
    including $75,075 and $92,614 paid
    to related parties in 1996 and 1995,
    respectively - Note 3                            183,530         182,350
  Real estate taxes                                  156,614         185,307
  Utilities                                          153,754         239,902
  Management fees - including $142,623 and
    $140,127 paid to related parties in 1996
    and 1995, respectively - Note 3                  142,623         164,361
  Insurance                                           78,852          75,960
  Payroll taxes and employee benefits                 42,801          48,322
                                                  ----------      ----------
                                                   2,106,971       2,501,836
                                                  ----------      ----------

NET INCOME                                        $  944,397      $3,069,081
                                                  ==========      ==========
NET INCOME
  GENERAL PARTNERS                                $  223,648      $  417,787
                                                  ==========      ==========
  CASH GENERAL AND LIMITED PARTNERS               $  720,749      $2,651,294
                                                  ==========      ==========

INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                       $ 2,236.48      $ 4,177.87
                                                  ==========      ==========

INCOME PER CASH GENERAL AND
  LIMITED PARTNERSHIP UNIT - Note 4               $    31.52      $   115.93
                                                  ==========      ==========


See accompanying notes to financial statements.

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                             Statements of Income
                                  (Unaudited)

                                              Three Months    Three Months
                                                  Ended           Ended
                                              September 30,   September 30,
                                                  1996            1995
                                              -------------   -------------

INCOME
  Rent - Note 6                               $  932,470      $  921,027
  Other                                           37,657          24,797
  Interest and dividends                          16,837          29,048
  Utilities                                            -          31,504
  Gain on sale of property and equipment -
    Notes 5 and 6                                143,366       2,077,041
                                              ----------      ----------
                                               1,130,330       3,083,417
                                              ----------      ----------

EXPENSES
  Interest                                       118,264         121,352
  Depreciation and amortization -
    Notes 1 and 7                                    770         149,764
  Maintenance, repairs and supplies               81,642          94,592
  Other                                           78,188          85,550
  Salaries - including $4,974 and $5,624
    paid to related parties in 1996 and
    1995, respectively - Note 3                   70,873          68,984
  Professional fees and services -
    including $23,385 and $28,010 paid
    to related parties in 1996 and 1995,
    respectively - Note 3                         30,085          45,686
  Real estate taxes                               51,594          56,246
  Utilities                                       50,872          56,178
  Management fees - including $48,553 and
    $46,417 paid to related parties in 1996
    and 1995, respectively - Note 3               48,553          52,649
  Insurance                                       25,977          25,726
  Payroll taxes and employee benefits             13,393          13,451
                                              ----------      ----------
                                                 570,211         770,178
                                              ----------      ----------

NET INCOME                                    $  560,119      $2,313,239
                                              ==========      ==========

NET INCOME
  GENERAL PARTNERS                            $  132,645      $  314,896
                                              ==========      ==========
  CASH GENERAL AND LIMITED PARTNERS           $  427,474      $1,998,343
                                              ==========      ==========

INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                   $ 1,326.45      $ 3,148.96
                                              ==========      ==========

INCOME PER CASH GENERAL AND
  LIMITED PARTNERSHIP UNIT - Note 4           $    18.69      $    87.38
                                              ==========      ==========

See accompanying notes to financial statements.

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

             Statements of Changes in Partners' Capital (Deficit)
                                  (Unaudited)

               For the Nine Months Ended September 30, 1996 and
                     For the Year Ended December 31, 1995


                                                                          Cash
                                                          General        General         Limited
                                          Total           Partners       Partners        Partners
                                       ------------     -----------    -----------     ------------

BALANCE - January 1,
  1995                                 $ 7,805,545      $(3,210,498)   $ 97,659        $10,918,384

DISTRIBUTIONS TO
  PARTNERS                              (5,524,941)        (647,779)    (48,731)        (4,828,431)

NET INCOME - for the
  year ended December
  31, 1995                               3,260,442          382,274      28,758          2,849,410
                                       -----------      -----------    --------        -----------

BALANCE - December 31,
  1995                                   5,541,046       (3,476,003)     77,686          8,939,363

DISTRIBUTIONS TO
  PARTNERS                                (937,936)        (222,118)     (6,839)          (708,979)

NET INCOME - for the
  nine months ended
  September 30, 1996                       944,397          223,648       6,886            713,863
                                       -----------      -----------    --------        -----------

BALANCE - September
  30, 1996                             $ 5,547,507      $(3,474,473)   $ 77,733        $ 8,944,247
                                       ===========      ===========    ========        ===========

See accompanying notes to financial statements.

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                           Statements of Cash Flows
                                  (Unaudited)

                                                Nine Months      Nine Months
                                                   Ended            Ended
                                                September 30,    September 30,
                                                    1996             1995
                                                --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Gross rents received from real estate
    operations                                  $ 2,761,672      $ 3,193,880
  Cash paid to suppliers and employees -
    including $254,893 and $255,445 paid
    to related parties in 1996 and 1995,
    respectively                                 (1,405,611)      (1,607,317)
  Interest paid                                    (354,939)        (362,376)
  Interest and other income received                152,224          135,685
                                                -----------      -----------

     Net cash provided by
       operating activities                       1,153,346        1,359,872
                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment               (78,389)        (262,401)
  Sale of property and equipment                          -        4,325,000
  Sales and closing costs                           (26,115)         (71,498)
                                                -----------      -----------

     Net cash used in
       investing activities                        (104,504)      (3,991,101)
                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on secured notes
    payable                                         (69,700)         (63,094)
  Partner distributions                            (937,936)      (5,253,542)
                                                -----------      -----------

     Net cash used in
       financing activities                      (1,007,636)      (5,316,636)
                                                -----------      -----------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                   41,206           34,337

CASH AND CASH EQUIVALENTS:
  BALANCE AT BEGINNING OF PERIOD                  1,388,279        1,431,793
                                                -----------      -----------

  BALANCE AT END OF PERIOD                      $ 1,429,485      $ 1,466,130
                                                ===========      ===========


See accompanying notes to financial statements.

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                     Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                Nine Months      Nine Months
                                                   Ended            Ended
                                               September 30,    September 30,
                                                    1996             1995
                                               --------------   --------------

RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES
    Net income                                 $  944,397       $ 3,069,081
    Adjustments to reconcile net income
      to net cash provided by
      operating activities
        Depreciation and amortization             284,581           489,242
        Gain on sale of property and equipment   (143,366)       (2,258,041)
    Changes in operating assets and
      liabilities
        Decrease in accounts receivable             2,544            59,469
        Increase in prepaid expenses              (21,359)          (29,455)
        Decrease in other assets                      656             1,337
        Increase in accounts payable
          and accrued expenses                     83,132            24,659
        Increase in deposits and
          advance rentals                           2,761             3,580
                                               ----------       -----------
      Net cash provided by
       operating activities                    $1,153,346       $ 1,359,872
                                               ==========       ===========


SUPPLEMENTAL DISCLOSURE
-----------------------

During the nine months ended September 30, 1995, the MHC cash reserve of $181,000 was released from restricted cash and the Partnership recognized a gain on that portion of the 1994 sale proceeds.

During the nine months ended September 30, 1996, $143,366 of the Independent Committee cash reserve was released from restricted cash and the Partnership recognized a gain on that portion of the 1994 sale proceeds.

See accompanying notes to financial statements.

                            DE ANZA PROPERTIES - X

                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

                 September 30, 1996 and December 31, 1995 and
        For the Nine and Three Months Ended September 30, 1996 and 1995

NOTE 1 -  BASIS OF PRESENTATION

          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included. Operating results during the nine and three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

          Cash and Cash Equivalents
          -------------------------

          The Partnership invests its cash not needed for working capital in highly liquid short-term investments consisting primarily of money market funds and certificates of deposit, with original maturities ranging generally from one to three months. The Partnership considers all such items to be cash equivalents.

          Depreciation
          ------------

          Pursuant to generally accepted accounting principles the Partnership ceased to depreciate Woodbridge from the time it determined to sell the property (see Note 7).

NOTE 2 -  SECURED NOTE PAYABLE


          Secured note payable at September 30, 1996 and December 31, 1995 consisted of:
                                                 September 30,   December 31,
                                                     1996            1995
                                                 -------------   ------------
          Note collateralized by first
          trust deed, payable in monthly
          installments of $47,093,
          including interest at 10%,
          maturing in 2014.                      $4,682,730      $4,752,430
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

                   September 30, 1996 and December 31, 1995 and
          For the Nine and Three Months Ended September 30, 1996 and 1995


NOTE 3 -  TRANSACTIONS WITH RELATED PARTIES (Continued)

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

          On August 18, 1994, subsequent to the sale of Colonies of Margate and the property management business of De Anza Group, Inc. (DAG), as discussed in Note 5, the property management of Woodbridge was assumed by Terra Vista Management, Inc. (Terra Vista). Terra Vista is wholly owned by Michael D. Gelfand, president of the OGP and the son of Herbert M. Gelfand. Herbert M. Gelfand, together with Beverly Gelfand, is the sole shareholder of the OGP and an individual general partner. Terra Vista was paid $142,623 and $140,127 for management fees during the nine months ended September 30, 1996 and 1995, respectively. Of the $142,623, $48,553 is attributable to the three months ended September 30, 1996 (compared to $46,417 paid for the three months ended September 30, 1995). The property management of Aptos Pines was transferred to an affiliate of the buyer when the property management business of DAG was transferred as part of the overall transaction concurrent with the sale of Colonies of Margate (see Note 5).

          In addition, Terra Vista or an affiliate of the OGP was paid $112,270 and $115,318 during the nine months ended September 30, 1996 and 1995, respectively, for performing bookkeeping, regional management, computer and investor relations services necessary for the operation of the Partnership and its properties. Of the $112,270, $46,191 is attributable to the three months ended September 30, 1996 (compared to $37,053 paid for the three months ended September 30, 1995).

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

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                   September 30, 1996 and December 31, 1995 and
          For the Nine and Three Months Ended September 30, 1996 and 1995


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


          The MHC Reserve was required by MHC and released in May 1995. Accordingly, the gain on sale has been recognized and included in net income for the nine months ended September 30, 1995. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction. In September 1996, $143,366 of the Independent Committee Reserve was released. The gain on sale has been recognized and included in net income for the nine months ended September 30, 1996.

          Pursuant to the guidelines of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate", the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds represented by the MHC Reserve, Independent Committee Reserve and General Reserve, totaling $1,024,923. As these reserves are released or expended, gain on sale will be recognized. At September 30, 1996 and December 31, 1995, $700,557 and $843,923, respectively, of sale proceeds have been deferred and are included in deferred gain on sale, as reflected in the balance sheets.

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

NOTE 7 -  SUBSEQUENT EVENT

          On October 7, 1996, the Partnership entered into a contract to sell Woodbridge Meadows Apartments to J.F. Shea Co., Inc. for $29,600,000, all cash. Escrow is scheduled to close in January 1997. If the sale occurs and no claims against the Partnership are pending, the Partnership expects to wind up and dissolve in 1997.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity
---------


 The Partnership's quick ratio increased to 1.7:1 from 1.6:1, including unrestricted cash balances of $728,928 and $544,356 at September 30, 1996 and December 31, 1995, respectively. The increase is due to the release of a portion of the restricted cash reserves, offset in part by an increase in accounts payable and accrued expenses. The Partnership's cash balance is its immediate source of liquidity.

 On a long-term basis, the Partnership's liquidity is sustained primarily from cash flows from operations, which during the nine months ended September 30, 1996 were approximately $1,153,000. Should it become necessary to improve liquidity the Partnership can reduce partner distributions from operations, which totaled approximately $938,000 during the nine months ended September 30, 1996, arrange a short-term line of credit or refinance Woodbridge Meadows Apartments.

 In 1995 the Partnership sold Aptos Pines as discussed in Note 6 to the financial statements. The sale has reduced partnership income and therefore, liquidity. The Partnership has entered into a contract to sell its remaining property, Woodbridge Meadows Apartments, and anticipates that it will be sold in January 1997. The sale would result in the Partnership's dissolution and liquidation.

 Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties known to the Partnership which are reasonably likely to materially affect the Partnership's liquidity.



Capital Resources
-----------------


 The Partnership anticipates spending approximately $102,000 in 1996 for physical improvements at its property, approximately $24,000 of which will be spent during the remainder of 1996. The Partnership is continuously reviewing the necessity for such expenditures in light of the expected sale of Woodbridge Meadows Apartments. Funds for these improvements will be provided by cash generated from operations and from the remaining reserves from the 1990 Margate refinancing available for improvement projects at Woodbridge.

 Due to the sale of Colonies of Margate and Aptos Pines discussed in Notes 5 and 6, and the distributions pursuant to the sale of Margate and Aptos Pines, the Partnership's capital resources have been reduced. The expected sale of Woodbridge Meadows Apartments in January 1997 would prompt the Partnership's dissolution.

 Other than as described above, there are no known material trends, favorable or unfavorable, in the Partnership's capital resources. The Partnership does not contemplate any other material changes in the mix of its capital resources, other than as described above.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Results of Operations
---------------------


 Since Aptos Pines was sold in July 1995, a comparison of results of operations for the nine and three months ended September 30, 1996 and 1995 would not be meaningful. However, a comparison can be done excluding the operations of Aptos Pines.

 Rental income, excluding Aptos Pines, increased 1.6% and 3.2% during the nine and three months ended September 30, 1996, over the same periods in 1995. The increase is due to both increased occupancy at Woodbridge and increased rental rates. Competition in the immediate area is vigorous, but the major improvements done to the property begun in 1992 and completed in 1995 are expected to allow Woodbridge to maintain a stable income stream. Competition mostly arises from Irvine Apartment Communities whose numerous properties dominate the local luxury apartment market.

 Other income increased during the nine months ended September 30, 1996 over the same period in 1995 due to increased fees for transfers of limited partnership units plus increased laundry income at Woodbridge. Woodbridge's increased laundry income is mostly responsible for the increase for the three months ended September 30, 1996 over the same period in 1995.

 Interest and dividend income decreased during the nine and three months ended September 30, 1996 over the same periods in 1995 because there were higher cash reserves during the three months ended September 30, 1995, including sale proceeds held for a short period until their distribution.

 Expenses, excluding Aptos Pines, decreased 3.1% and 23.0% during the nine and three months ended September 30, 1996 over the same periods in 1995. According to generally accepted accounting principles, from the time the Partnership determined to sell Woodbridge it ceased to depreciate the carrying value of the assets. This decrease in depreciation expense is mostly responsible for the decrease in overall expenses. Additionally, maintenance, repairs and supplies were lower due to lower apartment turnover, higher occupancy and lower turnkey costs. Partially offsetting these decreases were higher costs for professional fees and services due to the legal fees paid in connection with the November 1995 - January 1996 tender offer by Moraga Capital, LLC. while other expenses increased due to related investor mailings. Insurance premiums at Woodbridge increased as a result of the January 1994 Northridge earthquake centered approximately 70 miles from Woodbridge. Additionally, salaries and payroll taxes and benefits increased due to the higher leasing salaries to increase occupancy and utilities costs were higher due to increased occupancy.

 Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

PART II.    OTHER INFORMATION



ITEM NUMBER
-----------


 1.  LEGAL PROCEEDINGS

     No new material legal proceedings were commenced during the three months ended September 30, 1996 and there are none pending.

 2.  CHANGES IN SECURITIES

     None.

 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

 5.  OTHER INFORMATION

     A report on Form 8-K was filed on October 18, 1996 copying the letter sent to limited partners informing them of the Woodbridge sale contract.

 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 10.1-Contract to sell Woodbridge dated October 7, 1996....Page 17

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



                                       DE ANZA PROPERTIES - X
                                             (Registrant)




                                       By  DE ANZA CORPORATION
                                           A California Corporation
                                           Operating General Partner




Date:  November 13, 1996               By  /s/ Michael D. Gelfand
                                           ----------------------
                                           Michael D. Gelfand
                                           President and
                                            Chief Financial Officer