Form 10-K405
period 1996-12-31
DE ANZA PROPERTIES X
filed 1997-03-26
CIK 215628

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the Year Ended December 31, 1996

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

     Commission File Number 0-8942

                             DE ANZA PROPERTIES-X
            (Exact Name of Registrant as Specified in Its Charter)

California                                       95-3005938
(State or Other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                   Identification Number)

9171 Wilshire Boulevard, Suite 627               90210
Beverly Hills, California                        (Zip Code)
(Address of Principal Executive Offices)

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

                               Yes  [X]  NO  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the Partnership.

                        $22,633,000 (See Item 5 Herein)

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Prospectus of the registrant, dated August 9, 1978 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, and subsequently filed on July 11, 1989 with Form 8 are incorporated by reference in Parts I, II, III and IV hereof.

     Page 1 of 47 pages contained herein. Exhibit Index located on page 17 herein.

                                    PART I.

ITEM 1.   BUSINESS.
          --------

          The registrant, De Anza Properties - X (the "Partnership")/1/ is a limited partnership formed on September 16, 1977 under the California Uniform Limited Partnership Act to acquire, develop, maintain and operate income-producing residential real estate properties, including apartment complexes and mobile home parks, and to engage in general business activities related thereto.

          The Partnership considers its business to represent one industry segment, investment in real property, specifically mobile home parks and apartment complexes.

          After selling two of its three properties in 1995 and 1994, as of December 31, 1996 the Partnership owned an apartment complex (the "Property"). A description of the Property owned by the Partnership is set forth in Item 2 hereof and is incorporated herein by reference. The Property was sold on February 19, 1997.

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

          As of the date of this report, the Partnership has no employees.

--------------------
/1/ A Registration Statement (File No. 2-59904) was filed on behalf of the Partnership by its general partners (the "General Partners"), and the securities offered and sold thereunder were units of limited partnership interests.

ITEM 2.   PROPERTIES.
          ----------

          The Partnership purchased three Properties using the capital raised. The Partnership sold one of its Properties -- Aptos Pines -- to a third party on July 11, 1995. See further details in Item 7(1), Liquidity, and Item 8, Note 3 to the Financial Statements, both of which are incorporated herein by reference. The Partnership sold Colonies of Margate on August 18, 1994. The Partnership also sold Woodbridge Meadows Apartments on February 19, 1997. Following is a description of each Property; for the sold properties, the descriptions are as of the time of sale.

          De Anza Aptos Pines. "Aptos Pines" is a mixed-aged mobile home
          -------------------
community primarily serving older working adults. Located on 28 acres of hillside property in Santa Cruz County, California, Aptos Pines consists of 170 homesites in a rural, wooded setting. Clubhouse facilities include a lounge with a fireplace and seating areas, as well as a billiard room, kitchen, banquet area and laundry equipment. Outdoor amenities include a pool, sun deck and whirlpool spa. Six golf courses, the Santa Cruz Yacht Harbor and Seacliff State Beach are located within ten miles of Aptos Pines. Aptos Pines is subject to the Rent Control Ordinance of the County of Santa Cruz, which limits rent increases to 50% of the Consumer Price Index of the San Francisco/Oakland/San Jose area. Residents were billed separately for all utilities. Aptos was sold on July 11, 1995 to a third party.

          Colonies of Margate. "Margate" is a 120-acre retirement mobile home
          -------------------
community in Margate, Florida, between Fort Lauderdale and Boca Raton. The 819 homesites are served by two clubhouses, both with swimming pools and one with card rooms, a pool room, exercise rooms, a kitchen and a banquet area. Outdoor recreational facilities include tennis courts, bocci and shuffleboard courts, handball courts and barbecue areas. The south side of Margate is bordered by a navigable inland waterway with a boat launch ramp and fishing area. Colonial Drive, the community's long, curvilinear entrance road, is shared by Margate Community Hospital, a nursing home and a high-rise medical office building, which provide emergency and continuing care. Residents were billed separately for all utilities. Margate was sold on August 18, 1994 to a third party.

          Woodbridge Meadows Apartments.  "Woodbridge" is a 375-unit, 17-acre,
          -----------------------------
mixed-aged apartment complex located in the planned community of Woodbridge Village in the city of Irvine, California. Irvine is considered to be a highly desirable residential community near Newport Center, the Irvine industrial complex, and the yachting and beach resort city of Newport Beach. Surrounded by expensive single-family residences, Woodbridge is one of several apartment properties in Woodbridge Village. The community is densely landscaped with water streams and footbridges, as well as a clubhouse, outdoor swimming pool, two whirlpool spas, laundry facilities, and complete access to the 20 tennis courts, bike trails, adult and child social activities and other recreational facilities available to residents of the larger Woodbridge Village, including several pools, parks and barbecue areas. Woodbridge offered month-to-month leases for furnished corporate units and six-month and one-year leases for other units. Rental rates included water and sewer service; tenants are billed separately for electricity and gas.

          For a description of the terms of encumbrances relating to the Properties, see the information set forth in Item 8, Note 4 to the Financial Statements, which is incorporated herein by reference.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
          ---------------------------------------------------

          No matter was submitted during the quarter ended December 31, 1996.



                                   PART II.


ITEM 5.   MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
          ------------------------------------------------------------------
          MATTERS.
          -------

          (a)  Market Information.
               ------------------

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

          (b)  Holders.
               -------

               As of December 31, 1996, the approximate number of Unit holders is 1,852, including General Partners who also hold Cash General Partner Interests.

          (c)  Dividends.
               ---------

               The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions from operations. During the years ended December 31, 1996, 1995 and 1994, $954,424, $823,430 and $853,420 ($41.73, $36.01 and $37.32 per interest held), respectively, was distributed from operations to the holders of Cash General Partner Interests and to the Limited Partners of the Partnership. In addition, during the years ended December 31, 1996, 1995 and 1994, $296,158, $255,511 and
$264,816 respectively, was distributed from operations to the General Partners.

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

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

          The following table sets forth in comparative tabular form a summary of selected financial data for each of the Partnership's last five years:

                                                                Years Ended December 31,
                                              1996          1995          1994          1993          1992
                                           -----------   -----------   -----------   -----------   -----------
Operating revenues:                        $ 3,917,209   $ 4,274,052   $ 6,894,031   $ 7,775,005   $ 7,464,567

Gain on sale of property &
equipment:                                     143,365     2,258,041    15,297,374             -             -

Net income from continuing
operations:                                $ 1,346,746     3,260,442    16,080,772       573,956       569,040

Net income from continuing operations
 per cash general and limited partner
 interest /1/:                                   44.94        125.85        680.60         20.36         18.91

Total assets:                               11,294,792    11,387,725    13,998,705    19,147,277    19,448,646

Long-term obligations:                       4,658,315     4,752,430     4,837,624    18,296,772    18,458,814

Cash distributions per partnership
 interest:
1.  Limited Partner /2/:                         41.73        213.27        349.34         42.92         42.71
2.  Cash General Partner /2/:                    41.73        213.27        349.34         42.92         42.71
3.  General Partner (based on each
       1% General Partner
       Interest) /3/:                         2,961.58      6,477.79      2,648.16      2,283.24      3,086.94

------------------------
Assets have been disposed of during 1995 and 1994 which materially affects the comparability reflected in the selected financial data.

The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

/1/ Net income from continuing operations per cash general and limited partner interest is based on the aggregate number of such interests outstanding (22,869 units) during each year.

/2/ Cash distributions per limited partner and cash general partner interest are based on the aggregate number of such interests outstanding (22,869 units) during each year.

/3/ The calculations are based on 1% of the total subordinated general partner interests. See Item 12(b), General Partner Interests.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

     (1) and (2)  Liquidity and Capital Resources.
                  -------------------------------

          The Partnership's quick ratios were 1.7:1 and 1.6:1 including unrestricted cash balances of $700,939 and $544,356 at December 31, 1996 and December 31, 1995, respectively. The increase in the ratio is primarily due to the increased cash balance. The Partnership's cash balance is its immediate source of liquidity.

          On a long-term basis, the Partnership's liquidity is sustained primarily from cash flow from operations, which during 1996 was approximately $1,541,000.

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

          2) The General Reserve is maintained in a separate interest bearing trust account, pursuant to the terms of a trust agreement between the Partnership, as the beneficiary, and Mr. Gelfand, as trustee, with an all cash fund in the amount of $557,192. Pursuant to the terms of a contribution agreement entered into among all of the partnerships and/or liquidating trusts whose properties were acquired in the MHC transaction described above, funds in the General Reserve may be used to discharge or satisfy the Partnership's pro rata portion of any contingent liabilities of any of the liquidating trusts or partnerships, and to discharge or satisfy any liabilities of Mr. Gelfand and his affiliates. Such liabilities may include any legal expenses incurred by the liquidating trusts, the partnerships, Mr. Gelfand and his affiliates personally, in the defense or resolution of any claim or action arising out of the MHC transaction, including claims arising out of indemnification obligations. In August 1997, assuming no claims are threatened or pending, all funds remaining in the General Reserve will be released to the Partnership.

          3) The amount of the Independent Committee Reserve for the Partnership was initially $286,731. The funds held in the Independent Committee Reserve are invested in an interest bearing account (but not in derivative securities) pursuant to the terms of the Independent Committee Trust Agreement, between the Partnership as beneficiary, and Citicorp Trust N.A. as trustee for the benefit of the Partnership's Independent Committee. Pursuant to the terms of a contribution agreement among all of the partnerships/liquidating trusts, each partnership/liquidating trust, including the Partnership, will contribute a pro rata portion of any claim for indemnification made by the Independent Committee regardless of which specific partnership or partnerships, if less than all, a claim relates to. In August 1996, $143,365 of the reserve was released to the Partnership from the Independent Committee Reserve and assuming no claims against the Independent Committee Reserve have been made or threatened, the remaining $143,365, will be released in August 1997. The Independent Committee in its sole discretion may extend the term of the Independent Committee Reserve Trust for an additional year.

          In the future, liquidity may improve to the extent that funds are released from the General Reserve and/or the Independent Committee Reserve. However, the Partnership sold Woodbridge Meadows on February 19, 1997 and expects to wind up its operations in 1997 and dissolve.

          Other than as described above, there are no known material trends, favorable or unfavorable, in the Partnership's liquidity and capital resources. The Partnership does not contemplate any material changes in the mix of its capital resources, other than as described above.

     (3)  Results of Operations.
          ---------------------

          Since Aptos Pines was sold July 11, 1995 and Margate was sold in August, 1994, a comparison of operations including Aptos Pines and Margate would not be meaningful. However, a comparison can be made excluding these operations.

          Rental income increased 2.5% in 1996 over 1995 due to increased occupancy. Rental income increased 0.3% in 1995 over 1994 due to increased rents being mostly offset by decreased occupancy at Woodbridge. Competition mostly arises from Irvine Apartment Communities whose numerous properties dominate the local luxury apartment market. Average occupancy at Woodbridge for the last three years is as follows:

                               Average Occupancy
                               -----------------

                                      1996    1995    1994
                                      ----    ----    ----
          Woodbridge Meadows           96%     94%     96%


          Other income increased in 1996 over 1995 due to higher Woodbridge Meadows occupancy and increased fee income reimbursing partnership costs to record transfers of limited partner interests. Interest income increased in 1995 over 1994 due to increased cash balances as a result of higher investment balances and higher interest rates received.

          Expenses during 1996 decreased 15.6% over 1995 mostly due to the Partnership ceasing Woodbridge Meadows depreciation when it listed the property for sale in 1996 at a value greatly exceeding its book value. Interest expense decreased due to increasing principal amortization of the secured note payable. Partly offsetting these decreases were increases in utilities, maintenance and other expenses largely due to increased occupancy. Additionally, salaries increased with more leasing personnel and professional fees and services increased largely due to costs of responding to offers by Moraga Capital, LLC for the Partnership's limited partner interests.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

          See Index to Financial Statements set forth in Item 14 of this Annual Report on Form 10-K. The material contained in such Financial Statements, Notes and Supplementary Schedules is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

          None.


                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
          ---------------------------------------------------

     (a)  General Partners
          ----------------

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


Name of General Partners                                         Age
------------------------                                         ---
De Anza Corporation
(Operating General Partner)                                      N/A
Herbert M. Gelfand                                               65
Benjamin L. Susman                                               73
Harold H. Benjamin                                               72
Jack Bevash                                                      72

Name of Directors/Key Executive Officers
of De Anza Corporation, Operating General Partner
-------------------------------------------------
Michael D. Gelfand                                               42
David G. Licht                                                   72
Sheila M. Schrank                                                41

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

          Herbert M. Gelfand served as the Operating General Partner of the Partnership from its inception to May 31, 1990 and currently serves as a general partner of five affiliated partnerships. Mr. Gelfand is currently the Operating General Partner of four of the five affiliated partnerships, the first of which was formed in 1969. Mr. Gelfand was also the founder, and together with his wife, Beverly J. Gelfand, were the principal shareholders of De Anza Group, Inc. which was sold August 18, 1994. Mr. Gelfand served as its Chairman of the Board of Directors until its sale. From 1986 to 1990, Mr. Gelfand was also its Chief Executive Officer. In addition, Mr. Gelfand is the Chairman of the Board of Directors of De Anza Corporation. He is a member of the Bar of the State of California and was engaged in the private practice of law from 1956 through 1977 and from 1970 until 1975, Mr. Gelfand was a partner in the predecessor to the firm of Benjamin and Susman, a Law Corporation (and thereafter was counsel to that firm until 1977), which predecessor law firm performed legal services for all but one of the affiliated partnerships. Mr. Gelfand is married to Beverly
J. Gelfand, who served as a director of De Anza Group, Inc. until its sale, and is the father of Michael D. Gelfand, Director, President, Chief Financial Officer and Treasurer of De Anza Corporation.

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

          Michael D. Gelfand is a director, President, Chief Financial Officer and Treasurer of De Anza Corporation, and is President of and sole shareholder of Terra Vista Management, Inc. a real estate management company that currently manages Woodbridge and properties owned by other affiliated partnerships. Mr. Gelfand joined De Anza Group, Inc. in 1978 and is the son of Herbert M. Gelfand and Beverly J. Gelfand. He received a B.S. degree from Claremont Men's College in 1977. Mr. Gelfand is a previous member of the Board of Directors of the National Campground Owner's Association, and is a licensed NASD General Securities Principal.

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

     (b)  Independent Committee.
          ---------------------

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

          Frederick M. Nicholas, age 75 is President and the principal shareholder of The Hapsmith Company since it was formed. The Hapsmith Company specialized in commercial real estate development. Mr. Nicholas attended the University of Southern California, where he received an AB degree in 1947 and a JD degree in 1952. Mr. Nicholas was the Chairman of the Board of Trustees for the Museum of Contemporary Art, Los Angeles, California.

          Arthur W. Schmutz, age 74 has been a partner at Gibson, Dunn & Crutcher, a law firm, from 1960 to 1986 and an advisory partner at the same law firm from 1987 to the present. Mr. Schmutz has been practicing law in California since 1953 and his areas of specialty include securities, real estate, corporate and general commercial law. He received his AB degree from Johns Hopkins University in 1949 and an LLB degree from Harvard Law School in 1952.

          Ira Yellin, age 56 served as Executive Vice President of The Hapsmith Company from 1975 to 1985. From 1985 to 1997, he was the President and principal shareholder of The Yellin Company, which is engaged in general real estate investment, development and management. Currently, Mr. Yellin is Senior Vice President of Catellus Development Corp. Mr. Yellin received an AB degree from Princeton University in 1962. He also received an LLB degree from Harvard Law School in 1965 and an LLM degree from the University of California, Berkeley, in 1966.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

          The Partnership does not have directors, a chief executive officer or any other executive officers. The following table sets forth, for the years ended December 31, 1996, 1995 and 1994, information regarding compensation (including distributions) exceeding $100,000 paid to the General Partners of the Partnership and compensation paid by the Partnership to the Operating General Partner's President. None of the four most highly compensated officers of the Operating General Partner received reimbursement from the Partnership exceeding $100,000 each during the years ended December 31, 1996, 1995 and 1994.


                                                              Summary Compensation Table
                                                              --------------------------
Name and                                                                                   Other Annual            All Other
Principal Position                                  Year          Salary       Bonus       Compensation        Compensation/1/
----------------------------------------            ----          ------       -----       -------------       ---------------

Herbert M. Gelfand,
  General Partner                                   1996          $-0-         $-0-            $-0-               $120,873
                                                    1995          $-0-         $-0-            $-0-               $250,828
                                                    1994          $-0-         $-0-            $-0-               $100,600

Michael D. Gelfand,
  President of De Anza Corporation,
  Operating General Partner                         1996          $-0-         $-0-            $-0-               $  4,338/2/
                                                    1995          $-0-         $-0-            $-0-               $  9,489
                                                    1994          $-0-         $-0-            $-0-               $  3,879

           Information contained in Item 13 of this Annual Report on Form 10-K is incorporated herein by reference.


COMPENSATION OF DIRECTORS.

          The Partnership does not have directors. De Anza Corporation, the Operating General Partner, has directors, none of whom received compensation for the year ended December 31, 1996, from the Partnership.

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

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
AGREEMENTS.

          In the event a General Partner (other than the Operating General Partner) withdraws as a General Partner of the Partnership, such individual may either (i) upon payment of $1,000 to the Partnership,

-------------------------
/1/ The compensation specified in this column represents distributions attributable to incentive interests held by the General Partners pursuant to the Partnership Agreement described under the heading "Compensation and Fees of General Partners - Operational Stage, General Partners Incentive Interest", page 11 of the Prospectus, which is incorporated herein by reference.

/2/ Michael D. Gelfand was assigned a portion of the economic benefits of Herbert M. Gelfand's General Partner Interest.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners.
          -----------------------------------------------

                                Name & Address of            Amount & Nature of
Title of Class                  Beneficial Owner             Beneficial Ownership     Percent of Class
--------------                  -----------------            --------------------     ----------------

Limited Partnership             Moraga Capital, LLC          3,281 UNITS/1/           14.4%(1)
  Interests:                    MacKenzie Patterson          DIRECT
                                1640 School Street, #103
                                Moraga, CA 94556

-------------------------
/1/ Moraga Capital, LLC, an affiliate of MacKenzie Partners, completed a tender offer for Limited Partner Units on January 31, 1996, whereupon Moraga and its members, including MacKenzie, were the beneficial owners of 3,281 units as reported in Amendment No. 3 to Schedule 14D-1 amending Schedule 13D, dated February 1, 1996.

     (b)  Security Ownership of Management.
          --------------------------------

                                                                    Amount & Nature of
Title of Class                  Name of Beneficial Owner            Beneficial Ownership     Percent of Class
--------------                  ------------------------            --------------------     ----------------

General Partner
  Interests:                    Herbert M. Gelfand                  37.98870%                37.98870%
                                                                    TTEE

                                Benjamin L. Susman                  9.13097%                 9.13097%
                                                                    TTEE

                                Harold H. Benjamin                  8.60487%                 8.60487%
                                                                    TTEE

                                Jack Bevash                         4.29693%                 4.29693%
                                                                    TTEE

                                De Anza Corporation                 1.07423%                 1.07423%
                                                                    DIRECT                   --------
                                                                    --------
                                All GeneralPartners and
                                  directors/key executive
                                  officers of De Anza
                                  Corporation as a group (9):       61.0957%/2/              61.0957%/2/
                                                                    ===========              ===========
  Limited Partnership
  Interests:/3/ /4/             Herbert M. Gelfand                  147.25133 UNITS           *
                                                                    TTEE

                                Herbert M. Gelfand                  1.25042 UNITS             *
                                                                    BY SPOUSE

                                Benjamin L. Susman                  20.22292 UNITS            *
                                                                    TTEE

                                Harold H. Benjamin                  20.21046 UNITS
                                                                    TTEE

                                Jack Bevash                         20.10844 UNITS            *
                                                                    TTEE
                                                                    ----
                                All General Partners and
                                  directors/key executive
                                  officers of De Anza
                                  Corporation as a group (9):       209.04357 UNITS           *
                                                                    =========

* Less than 1%

     (c)  Changes in Control.
          ------------------

-------------------------
/2/ Beneficial ownership excludes the assignment by a Beneficial Owner of any economic interests to others; however, it does include the economic interest if the Beneficial Owner is the assignee.

/3/  Includes Cash General Partner Interests where applicable.

/4/ Since Aubrey Meyerson ceased being a General Partner upon his death in October 1995, the General Partners now hold less than 1% of the Limited Partnership interests.

          None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

          For the year ended December 31, 1996, Terra Vista Management, Inc., an affiliate of the Operating General Partner, was paid management fees of $192,085. In addition, one or more affiliates of the Operating General Partner or Terra Vista Management, Inc., for the year ended December 31, 1996, were reimbursed $155,840 for the costs of goods and services provided that were necessary for the operation of the Partnership and its property. A portion of the foregoing fees were for compensation to executives as set forth in Item 11 above. See Item 8, Note 6 to the Financial Statements for discussion of Terra Vista Management, Inc.'s affiliation with the Partnership and actual transaction amounts which is incorporated herein by reference.


                                    PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

     (a)  1.   Index to Financial Statements for the years ended December 31,
               1996, 1995, and 1994 that are filed as part of this report:

                                                                          PAGE
                                                                          ----

Independent Auditor's Report...........................................    22

Balance Sheets, December 31, 1996 and 1995.............................    24

Statements of Income for the years ended
     December 31, 1996, 1995 and 1994..................................    26

Statements of Changes in Partners' Capital (Deficit)
     for the period January 1, 1994 to December 31, 1996...............    27

Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994..................................    28

Notes to Financial Statements..........................................    30

Schedules of Projects' Operations for the years ended
     December 31, 1996, 1995 and 1994..................................    41

Schedule of Distributable Income, Partners' Distributions
     and Reserves for the years ended
     December 31, 1996, 1995 and 1994..................................    44

          2. All Schedules have been omitted since they are not required, not applicable or the information is included in the Financial Statements or notes thereto.

          3. The following index sets forth the exhibits required to be filed by Item 601 of Regulation S-K:


EXHIBIT NO.                                                               PAGE
-----------                                                               ----
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


EXHIBIT NO.                                                               PAGE
-----------                                                               ----

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

10.9          Contract to sell Woodbridge dated October 7, 1996. (See
              Exhibit 10.1 on Form 10-Q for the quarter ended
              September 30, 1996 incorporated herein by reference.)

              (b)   Reports on Form 8-K.

                    None.

              (c) The information set forth in Item 14(a)(3) of this Annual Report on Form 10-K is incorporated herein by reference.

              (d) All information required by Regulation S-X will be furnished by the Partnership to its partners in its annual report. Therefore, this Item is not applicable.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DE ANZA PROPERTIES - X  (a California limited partnership)


By DE ANZA CORPORATION  (a California corporation)
Operating General Partner


By     /s/Michael D. Gelfand
       ---------------------
       Michael D. Gelfand
       President and Chief Financial Officer

Date:  March 26, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By     /s/Herbert M. Gelfand
       ---------------------
       Herbert M. Gelfand, Chairman of the Board Of Directors of De Anza Corporation, the Operating General Partner

Date:  March 26, 1997


By     /s/Michael D. Gelfand
       ---------------------
       Michael D. Gelfand, Director of De Anza Corporation, the Operating General Partner

Date:  March 26, 1997


By     /s/David Licht
       --------------
       David Licht, Director of De Anza Corporation, the Operating General
       Partner

Date:  March 26, 1997

                                                     DE ANZA PROPERTIES - X
                                                     (A LIMITED PARTNERSHIP)

                                                    AUDITED FINANCIAL STATEMENTS
                                                     AND SUPPLEMENTAL SCHEDULES

                                                      December 31, 1996 and 1995

                            De Anza Properties - X
                            (A Limited Partnership)

                          December 31, 1996 and 1995



                                   CONTENTS

Report of Independent Auditors............................................     1


Audited Financial Statements

Balance Sheets............................................................     3
Statements of Income......................................................     5
Statement of Changes in Partners' Capital (Deficit).......................     6
Statements of Cash Flows..................................................     7
Notes to Financial Statements.............................................     9

Other Financial Information

Schedules of Projects' Operations.........................................    20
Schedules of Distributable Income, Partners' Distributions and Reserves...    23

                         Report of Independent Auditors



To the Partners
De Anza Properties - X
Beverly Hills, California


We have audited the accompanying balance sheets of De Anza Properties - X, a Limited Partnership (the Partnership), as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital (deficit) and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 3 to the financial statements, the Partnership sold two of its properties on July 11, 1995 and on August 18, 1994. The assets and operations of the properties sold represented a significant portion of the Partnership's total assets and results of operations. On March 4, 1997, the Partnership sold its remaining operating property.

As discussed in Note 1 to the financial statements, in 1996 the partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

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


ERNST & YOUNG, LLP
January 28, 1997, except for Note 8
as to which the date is March 4, 1997,
Los Angeles, California

                            De Anza Properties - X
                            (A Limited Partnership)

                                 Balance Sheets

                                                          December 31,
                                                       1996           1995
                                                     --------      ---------
                 ASSETS

CASH AND CASH EQUIVALENTS, including
 restricted cash of $700,558 and $843,923 at
 December 31, 1996 and 1995, respectively
 (Notes 1 and 3)                                     $ 1,401,497   $ 1,388,279

ACCOUNTS RECEIVABLE                                       11,122        10,812

PREPAID EXPENSES                                          70,995        70,222
                                                     -----------   -----------
                                                       1,483,614     1,469,313
                                                     -----------   -----------
PROPERTY AND EQUIPMENT (Notes 1, 3, 5, 8 and 9)
   Land                                                2,989,265     2,989,265
   Land improvements                                   4,793,220     4,704,170
   Buildings and improvements                         11,448,171    11,448,171
   Furniture and equipment                               647,412       623,498
                                                     -----------   -----------
                                                      19,878,068    19,765,104

   Less accumulated depreciation                      10,208,135     9,921,679
                                                     -----------   -----------
                                                       9,669,933     9,843,425
                                                     -----------   -----------
OTHER ASSETS
   Loan costs, less accumulated amortization of
    $56,564 and $53,484 in 1996 and 1995,
    respectively (Notes 1 and 5)                          51,251        54,331
   Prepaid sale costs (Notes 1 and 3)                     69,994             -
   Other                                                  20,000        20,656
                                                     -----------   -----------
                                                         141,245        74,987
                                                     -----------   -----------
                                                     $11,294,792   $11,387,725
                                                     ===========   ===========

See accompanying report of independent auditors and notes to financial statements.

                            De Anza Properties - X
                            (A Limited Partnership)

                          Balance Sheets (Continued)

                                                          December 31,
                                                       1996           1995
                                                     --------      ---------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES,
  including $19,020 and $11,305 due to
  related parties at December 31, 1996 and
  1995, respectively (Note 6)                        $   158,809    $   127,389

DEPOSITS AND ADVANCE RENTALS                             139,900        122,937

UNRECOGNIZED GAIN (Note 3)                               700,558        843,923

SECURED NOTE PAYABLE (Note 5)                          4,658,315      4,752,430
                                                     -----------    -----------
                                                       5,657,582      5,846,679
                                                     -----------    -----------
PARTNERS' CAPITAL (DEFICIT)
  General partners                                    (3,453,230)    (3,476,003)
  Cash general partners, 228.5 units
    issued and outstanding                                78,420         77,686
  Limited partners, 22,640.5 units
    issued and outstanding                             9,012,020      8,939,363
                                                     -----------    -----------
                                                       5,637,210      5,541,046
                                                     -----------    -----------
                                                     $11,294,792    $11,387,725
                                                     ===========    ===========

See accompanying report of independent auditors and notes to financial statements.

                            De Anza Properties - X
                            (A Limited Partnership)

                              Statements of Income

                                                Year ended December 31,
                                             1996          1995        1994
                                         -----------   -----------  -----------
INCOME
 Gain on sale of property and
  equipment (Note 3)                     $  143,365    $2,258,041   $16,322,297
 Unrecognized gain (Note 3)                       -             -    (1,024,923)
                                         ----------    ----------   -----------
 Net gain recognized                        143,365     2,258,041    15,297,374

 Rent (Note 4)                            3,713,584     3,935,175     6,346,217
 Utilities                                        -       143,232       359,265
 Other                                      136,390       120,967       150,677
 Interest and dividends                      67,235        74,678        37,872
                                         ----------    ----------   -----------
                                          4,060,574     6,532,093    22,191,405
                                         ----------    ----------   -----------
EXPENSES
 Interest                                   471,805       481,556     1,360,876
 Maintenance, repairs and supplies          363,384       377,233       670,009
 Other                                      302,870       293,714       354,340
 Salaries, including $20,819, $22,186
  and $44,958 paid to related parties
  in 1996, 1995 and 1994, respectively
  (Note 6)                                  297,085       323,316       555,829

 Depreciation and amortization              289,536       659,185     1,210,415
 Professional fees and services,
  including $101,646, $127,517 and
  $232,581 paid to related parties
  in 1996, 1995 and 1994, respectively
  (Note 6)                                  223,469       238,546       367,705

 Real estate taxes                          208,208       237,816       473,999
 Utilities                                  202,441       284,007       540,032
 Management fees, including $192,085,
  $187,208 and $313,036 paid to related
  parties in 1996, 1995 and 1994,
  respectively (Note 6)                     192,085       211,442       326,742
 Insurance                                  103,924       102,215       120,570
 Payroll taxes and employee benefits         59,021        62,621       130,116
                                         ----------    ----------   -----------
                                          2,713,828     3,271,651     6,110,633
                                         ----------    ----------   -----------

NET INCOME                               $1,346,746    $3,260,442   $16,080,772
                                         ==========    ==========   ===========
NET INCOME
 GENERAL PARTNERS                        $  318,931    $  382,274   $   516,098
                                         ==========    ==========   ===========
 CASH GENERAL AND LIMITED PARTNERS       $1,027,815    $2,878,168   $15,564,674
                                         ==========    ==========   ===========

INCOME PER 1% GENERAL PARTNER INTEREST
 (Note 7)                                $ 3,189.31    $ 3,822.74   $  5,160.98
                                         ==========    ==========   ===========
INCOME PER CASH GENERAL AND LIMITED
   PARTNERSHIP UNIT (Note 7)             $    44.94    $   125.85   $    680.60
                                         ==========    ==========   ===========

See accompanying report of independent auditors and notes to financial statements.

                            De Anza Properties - X
                            (A Limited Partnership)

              Statement of Changes in Partners' Capital (Deficit)

                  Years Ended December 31, 1996, 1995 and 1994

                                                                      Cash
                                                       General       General      Limited
                                                      Partners      Partners      Partners
                                        Total         (Note 2)      (Note 2)      (Note 2)
                                     ------------    -----------    --------    -----------
BALANCE - January 1, 1994            $   (23,991)    $(3,461,780)   $ 21,940    $ 3,415,849

DISTRIBUTIONS TO PARTNERS             (8,251,236)       (264,816)    (79,798)    (7,906,622)

NET INCOME - for the year ended
   December 31, 1994                  16,080,772         516,098     155,517     15,409,157
                                     -----------     -----------    --------    -----------

BALANCE - December 31, 1994            7,805,545      (3,210,498)     97,659     10,918,384

DISTRIBUTIONS TO PARTNERS             (5,524,941)       (647,779)    (48,731)    (4,828,431)

NET INCOME - for the year ended
   December 31, 1995                   3,260,442         382,274      28,758      2,849,410
                                     -----------     -----------    --------    -----------

BALANCE - December 31, 1995            5,541,046      (3,476,003)     77,686      8,939,363

DISTRIBUTIONS TO PARTNERS             (1,250,582)       (296,158)     (9,536)      (944,888)

NET INCOME - for the year ended
   December 31, 1996                   1,346,746         318,931      10,270      1,017,545
                                     -----------     -----------    --------    -----------

BALANCE - December 31, 1996          $ 5,637,210     $(3,453,230)   $ 78,420    $ 9,012,020
                                     ===========     ===========    ========    ===========

See accompanying report of independent auditors and notes to financial statements.

                            De Anza Properties - X
                            (A Limited Partnership)

                            Statements of Cash Flows

                                                                                     Year Ended December 31,
                                                                               1996           1995           1994
                                                                           -----------    -----------    -----------
OPERATING ACTIVITIES
 Gross rents received from real estate operations                          $ 3,726,152    $ 4,101,943    $  7,289,290
 Cash paid to suppliers and employees, including $347,925, $344,199 and $596,597 paid to related parties in 1996, 1995 and 1994,
  respectively (Note 6)                                                     (1,921,184)    (2,148,160)     (4,661,509)
 Interest paid                                                                (471,805)      (481,556)     (1,360,876)
 Interest and other income received                                            207,710        189,311         187,650
                                                                           -----------    -----------    ------------
  Net cash provided by operating activities                                  1,540,873      1,661,538       1,454,555
                                                                           -----------    -----------    ------------

INVESTING ACTIVITIES
 Additions to property and equipment                                          (112,964)      (348,519)       (286,938)
 Sale of property and equipment                                                      -      4,325,000      23,704,420
 Sales costs                                                                   (69,994)       (71,498)       (539,156)
 Escrow deposits                                                                     -            100            (100)
                                                                           -----------    -----------    ------------
  Net cash (used in) provided by investing activities                         (182,958)     3,905,083      22,878,226
                                                                           -----------    -----------    ------------

FINANCING ACTIVITIES
 Principal payments on secured notes payable                                   (94,115)       (85,194)    (13,459,150)
 Proceeds from unsecured note payable                                                -              -         200,000
 Principal payment of unsecured note payable                                         -              -        (200,000)
 Prepayment penalty                                                                  -              -      (1,618,831)
 Loan costs                                                                          -              -          (1,000)
 Partner distributions                                                      (1,250,582)    (5,524,941)     (8,251,236)
                                                                           -----------    -----------    ------------
  Net cash used in financing activities                                     (1,344,697)    (5,610,135)    (23,330,217)
                                                                           -----------    -----------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            13,218        (43,514)      1,002,564

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               1,388,279      1,431,793         429,229
                                                                           -----------    -----------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $ 1,401,497    $ 1,388,279    $  1,431,793
                                                                           ===========    ===========    ============

See accompanying report of independent auditors and notes to financial statements.

                            De Anza Properties - X
                            (A Limited Partnership)

                      Statements of Cash Flows (Continued)

                                                                                     Year Ended December 31,
                                                                               1996           1995           1994
                                                                           -----------    -----------    ------------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
 ACTIVITIES
 Net income                                                                $1,346,746     $ 3,260,442    $ 16,080,772
 Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on sale of property and equipment                                    (143,365)     (2,258,041)    (15,297,374)
   Depreciation and amortization                                              289,536         659,185       1,210,415
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                    (310)         66,243          (1,228)
   (Increase) decrease in prepaid expenses                                       (773)         (3,122)         20,452
   Increase in mobile homes held for resale                                         -               -         (75,119)
   Decrease in other assets                                                       656           1,806          10,627
   Increase (decrease) in accounts payable and accrued expenses                31,420         (62,394)       (491,392)
   Increase (decrease) in deposits and advance rentals                         16,963          (2,581)         (2,598)
                                                                           ----------     -----------    ------------

   Net cash provided by operating activities                               $1,540,873     $ 1,661,538    $  1,454,555
                                                                           ==========     ===========    ============

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                            (A Limited Partnership)

                         Notes to Financial Statements

              For the Years Ended December 31, 1996, 1995 and 1994


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Partnership invests its cash not needed for working capital in highly liquid short-term investments consisting primarily of money market funds. The Partnership considers such items to be cash equivalents. Restricted cash at December 31, 1996 and 1995 is comprised of the cash reserves established in connection with the sale of certain property described in Note 3. The Partnership maintains some of its cash in bank deposit accounts which, at times, may exceed the federally insured limits. No losses have been experienced to date related to such accounts. The Partnership places its cash and cash equivalents with quality financial institutions and believes it is not exposed to any significant concentrations of credit risk on cash and cash equivalents.

FINANCIAL INSTRUMENTS

The carrying value of the Partnership's cash and cash equivalents, accounts receivable and accounts payable approximates their fair value at December 31, 1996, due to the short maturity of these instruments. The carrying value of the note payable approximates fair value at December 31, 1996, based on the current borrowing rates for similar obligations.

LOAN COSTS

The costs incurred in obtaining financing are capitalized and amortized over the terms of the respective loans. The loan costs pertaining to the loan secured by Colonies of Margate were written off upon the sale of the property (see Note 3).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at December 31, 1996 and 1995 and revenues and expenses for the years ended December 31, 1996, 1995 and 1994. Actual results could differ from those estimates.

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1996, 1995 and 1994


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PROPERTY AND EQUIPMENT

In 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Property and equipment were stated at cost at December 31, 1995.

Depreciation is computed using the declining-balance method based on estimated useful lives as follows:

                                 Years
                                -------
Land improvements                    35
Buildings and improvements      15 - 20
Furniture and equipment           5 - 8
Mobile homes                          7
Transportation equipment          3 - 6

Maintenance and repairs are expensed as incurred.

In July 1996, the Partnership began actively marketing the sale of its remaining property, Woodbridge Meadows Apartments. In accordance with Statement of Financial Accounting Standards No. 121, the Partnership ceased depreciating the assets' carrying value at that time.

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1996, 1995 and 1994


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES

Since the Partnership's income is allocated to the partners, there is no provision for income taxes reflected in the accompanying financial statements. The amount of income for federal tax purposes for the years ended December 31, 1996, 1995 and 1994 was $1,032,148, $3,488,188 and $17,582,090, respectively.
The income for federal tax purposes was calculated as follows:

                                                                                     December 31,
                                                                           1996          1995           1994
                                                                        ----------     ----------   -----------
Net income per financial statements                                     $1,346,746     $3,260,442   $16,080,772
Tax basis depreciation in excess of financial statements
 depreciation                                                             (189,195)        63,140       (17,233)
Financial statements amortization in excess of tax basis
 amortization                                                                    -              -        10,848
Gain on sale of property and equipment                                    (143,365)       164,606     1,579,179
Other - net                                                                 17,962              -       (71,476)
                                                                        ----------     ----------   -----------

Income for federal tax purposes                                         $1,032,148     $3,488,188   $17,582,090
                                                                        ==========     ==========   ===========

Partners' capital as reflected on the financial statements differs from the amount reflected on the Partnership's federal tax return for the years ended December 31, 1996, 1995 and 1994. Partners' capital is reconciled as follows:

                                                                                       December 31,
                                                                            1996           1995           1994
                                                                         ----------     ----------     -----------
Partners' capital per financial statements                               $5,637,210     $5,541,046     $ 7,805,545
Syndication costs                                                         2,368,296      2,368,296       2,368,296
Accumulated depreciation difference                                         303,171       (105,572)       (642,595)
Deferred expense                                                            431,202        431,202         431,202
Aggregate of differences described in the preceding reconciliation         (314,598)       227,746       1,501,316
Financial statement basis of deferred gain                                  843,923      1,024,923               -
Other                                                                         5,150          5,150          65,781
                                                                         ----------     ----------     -----------
Partners' capital per federal tax return                                 $9,274,354     $9,492,791     $11,529,545
                                                                         ==========     ==========     ===========

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1996, 1995 and 1994


2. PARTNERSHIP AGREEMENT

The Partnership was formed on September 16, 1977 to acquire and operate income-producing residential real properties. The Partnership owns and operates Woodbridge Meadows Apartments, a 375-unit apartment complex in Irvine, California which was sold during 1997 (see Note 8). The Partnership also owned Aptos Pines, a 170-space community in Aptos, California, which was sold in 1995 and Colonies of Margate, an 819-space community in Margate, Florida, which was sold in 1994 (see Note 3).

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

              For the Years Ended December 31, 1996, 1995 and 1994


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

In addition to the $784,386, funds from operations totaling $240,537 were used to establish the following cash reserves:

MHC Reserve                         $181,000
General Reserve                      557,192
Independent Committee Reserve        286,731

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1996, 1995 and 1994


3. SALE OF PROPERTY AND EQUIPMENT (Continued)

COLONIES OF MARGATE (Continued)

The MHC Reserve was required by the Amended Acquisition Agreement. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction. During 1995, the MHC Reserve was released in full and distributed to the cash general and limited partners as a return of original capital. During 1996, $143,365 of the Independent Committee Reserve was released from restricted cash.

Pursuant to the guidelines of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership deferred in 1994 the recognition of gain on that portion of the sale proceeds represented by the MHC Reserve, General Reserve and Independent Committee Reserve, totaling $1,024,923. During the years ended December 31, 1996 and 1995, the Partnership recognized as income $143,365 attributable to the Independent Committee Reserve released and $181,000 attributable to the MHC Reserve released, respectively.

APTOS PINES

On July 11, 1995, Aptos Pines (Aptos) was sold to a non-profit mutual benefit corporation formed by the Aptos Pines Homeowners' Association. The sales price for Aptos was $4,325,000, all cash, and an additional $35,000 was received as reimbursement of capital outlays related to the newly constructed sewer system. The Partnership incurred sales and closing costs of approximately $56,200, distributed $4,265,000 of the proceeds to the cash general, limited and general partners, and reserved the remaining $38,800. A portion of the distribution to the cash general and limited partners represents a return of original capital.

WOODBRIDGE MEADOWS

In October 1996, the Partnership entered into a contract with J.F. Shea Co., Inc. to sell its remaining property, Woodbridge Meadows (see Note 8).

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1996, 1995 and 1994


4. TENANT LEASES

Apartment units are leased for periods of less than one year or on a month-to-month basis. The Partnership accounts for all leases as operating leases. Rental revenue is reported ratably over the lease terms. The annual rents from noncancelable operating leases from tenants for the year ending December 31, 1997 is $640,105.

5. SECURED NOTE PAYABLE

Secured note payable at December 31, 1996 and 1995 consisted of:

                                                         December 31,
                                                     1996           1995
                                                   ----------     ----------

Note collateralized by first trust deed on the
 Woodbridge Meadows property, payable in monthly
 installments of $47,093, including interest at
 10%, maturing in 2014                             $4,658,315     $4,752,430
                                                   ==========     ==========


The annual maturities on the secured note payable for the years subsequent to December 31, 1996 are as follows:

                                                         Year Ending
                                                         December 31,
                                                         ------------
    1997                                                   $  103,970
    1998                                                      114,857
    1999                                                      126,884
    2000                                                      140,171
    2001                                                      154,848
    Thereafter                                              4,017,585
                                                           ----------
                                                           $4,658,315
                                                           ==========

The entire note will be paid off upon the sale of Woodbridge Meadows.

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1996, 1995 and 1994


6. TRANSACTIONS WITH RELATED PARTIES

Pursuant to a former management agreement dated October 1, 1985, De Anza Assets, Inc., a former affiliate of the operating general partner, was paid a management fee in the amount of 5% of the annual gross receipts from the operations of the Partnership's properties. The payment of this fee is subordinated to the distributions to the cash general and limited partners of 6% of their adjusted capital contributions each year and is noncumulative, except in the case of a sale, refinancing or other disposition of the Partnership's properties. In that case, the difference between the management fee actually paid and the management fee that would have been paid if it were not subordinated is payable out of the proceeds from the sale, refinancing or other disposition after payment of the limited partners' priority return and capital contribution and the general partners' incentive interest. Management fees of $238,218 were paid to De Anza Assets, Inc. during the year ended December 31, 1994.

On August 18, 1994, subsequent to the sale of the Colonies of Margate and the property management business of DAG, as discussed in Note 3, the property management of Woodbridge Meadows Apartments was assumed by Terra Vista Management, Inc. (Terra Vista). Terra Vista is wholly owned by Michael D. Gelfand, president of the operating general partner and the son of Herbert M. Gelfand. Herbert M. Gelfand, together with Beverly Gelfand, was the sole shareholder of the operating general partner and the controlling shareholder of DAG prior to the sale. Terra Vista was paid $192,085, $187,208 and $74,818 for management fees during the years ended December 31, 1996, 1995 and 1994, respectively.

In addition, DAG or a wholly owned subsidiary was paid $198,746 for the year ended December 31, 1994, and Terra Vista Management, Inc. or De Anza Leasing Corporation, a related party and affiliate of the Operating General Partner, respectively, was paid $155,840, $156,991 and $84,815 for the years ended December 31, 1996 and 1995 and for the period from August 18, 1994 through December 31, 1994, respectively, for performing bookkeeping, regional management, computer, disposition and investor relations services necessary for the operation of the Partnership and its properties.

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1996, 1995 and 1994


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

8. SUBSEQUENT EVENT

SALE OF WOODBRIDGE MEADOWS

On or about October 7, 1996, the Partnership entered into an agreement to sell Woodbridge Meadows Apartments (Woodbridge) to J.F. Shea Co., Inc. or an affiliate (Buyer) for $29,600,000. As a result of renegotiations with the Buyer following completion of Buyer's inspections, the sales agreement was amended on January 15, 1997 to reduce the sale price to $29,433,000, all cash. The closing occurred February 19, 1997. Net sale proceeds, after repayment of mortgage debt of $4,757,740 (including a prepayment penalty of $116,042), broker's commission of $261,330 and estimated transaction costs of $164,398, totaled approximately $24,249,532. The net proceeds were distributed to the cash general and limited and general partners on March 4, 1997. Following the release of the remaining Colonies of Margate sale reserves, the Partnership will cease operations, commence liquidation and dissolve.

See accompanying report of independent auditors and notes to financial statements.

                            De Anza Properties - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

             For the Years ended December 31, 1996, 1995 and 1994


9.  SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 INITIAL COST TO THE PARTNERSHIP
                                               ------------------------------------
                                                                                              COST
                                                                      BUILDINGS,          CAPITALIZED
                                                                     IMPROVEMENTS,         SUBSEQUENT
                                                                     FURNITURE AND             TO
         DESCRIPTION            ENCUMBRANCES       LAND                EQUIPMENT          ACQUISITION
-----------------------------------------------------------------------------------------------------
Woodbridge Meadows
 apartment complex,
 Irvine, California             $4,658,315     $2,700,000            $11,343,940          $5,834,128
                                ====================================================================

                           GROSS AMOUNT CARRIED AT CLOSE OF PERIOD
                                    ENDED DECEMBER 31, 1996
                         ------------------------------------------
                                                                                                                     LIFE ON WHICH
                                                                                                                     DEPRECIATION
                                                                                                                       IN LATEST
                                      BUILDINGS,                                                                         INCOME
                                    IMPROVEMENTS,                                                                     STATEMENT IS
                                   FURNITURE AND                       ACCUMULATED       DATE OF                        COMPUTED
     DESCRIPTION         LAND        EQUIPMENT          TOTAL          DEPRECIATION    CONSTRUCTION     ACQUISITION      YEARS
------------------------------------------------------------------------------------------------------------------------------------

Woodbridge Meadows
 apartment complex,
 Irvine, California   $2,989,265   $16,888,803     $19,878,068/(1)/    $10,208,135     1978 - 1979       11/13/78        5 to 35
                      ==============================================================================================================


(1)  Aggregate cost for federal income tax purposes is $19,878,067.

See accompanying report of independent auditors and notes to financial statements.

                             De Anza Properties - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)

              For the Years Ended December 31, 1996, 1995 and 1994


10.  RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                                                          BUILDINGS,
                                                                                        IMPROVEMENTS,
                                                                                        FURNITURE AND
                                                                      LAND                EQUIPMENT               TOTAL
                                                                  -----------           -------------          -----------
REAL ESTATE:
Balance at January 1, 1994                                        $ 6,515,774            $24,023,684           $30,539,458
 Additions during 1994                                                      -                286,938               286,938
 Reductions due to sale of property and equipment during 1994      (2,455,440)            (5,279,978)           (7,735,418)
                                                                  -----------            -----------           -----------
Balance at December 31, 1994                                        4,060,334             19,030,644            23,090,978
 Additions during 1995                                                      -                348,519               348,519
 Reductions due to sale of property and equipment during 1995      (1,071,069)            (2,603,324)           (3,674,393)
                                                                  -----------            -----------           -----------
Balance at December 31, 1995                                        2,989,265             16,775,839            19,765,104
 Additions during 1996                                                      -                112,964               112,964
                                                                  -----------            -----------           -----------
Balance at December 31, 1996                                      $ 2,989,265            $16,888,803           $19,878,068
                                                                  ===========            ===========           ===========

ACCUMULATED DEPRECIATION:
Balance at January 1, 1994                                                                                     $12,933,755
 Depreciation charged to expense during 1994                                                                       862,298

 Reduction due to sale of property and equipment during 1994                                                    (3,047,859)
                                                                                                               -----------
Balance at December 31, 1994                                                                                    10,748,194
 Depreciation charged to expense during 1995                                                                       656,105
 Reduction due to sale of property and equipment during 1995                                                    (1,482,620)
                                                                                                               -----------
Balance at December 31, 1995                                                                                     9,921,679
 Depreciation charged to expense during 1996                                                                       286,456
                                                                                                               -----------
Balance at December 31, 1996                                                                                   $10,208,135
                                                                                                               ===========

See accompanying report of independent auditors and notes to financial statements.

                                                                      SCHEDULE I
                                                                     Page 1 of 3

                             De Anza Properties-X
                            (A Limited Partnership)

                       Schedule of Projects' Operations

                                                                       YEAR ENDED DECEMBER 31, 1996
                                        ------------------------------------------------------------------------------------------
                                               WOODBRIDGE MEADOWS          DE ANZA PROPERTIES-X                   TOTALS
                                        ------------------------------------------------------------------------------------------
                                                             % OF                           % OF                             % OF
                                             AMOUNT         INCOME         AMOUNT          INCOME         AMOUNT            INCOME
                                        ------------------------------------------------------------------------------------------
INCOME
 Gain on sale of property and
  equipment (Note 3)                                 -           -         $ 143,365        64.28%       $  143,365           3.53%
 Rent (Note 4)                              $3,713,584       96.77%                -            -         3,713,584          91.45
 Other                                         123,973        3.23            12,417         5.57           136,390           3.36
 Interest and dividends                              -           -            67,235        30.15            67,235           1.66
                                        ------------------------------------------------------------------------------------------
                                             3,837,557      100.00           223,017       100.00         4,060,574         100.00
                                        ------------------------------------------------------------------------------------------

EXPENSES
 Interest                                      471,805       12.29                 -            -           471,805          11.62
 Maintenance, repairs and supplies             362,999        9.46               385         0.17           363,384           8.95
 Other                                         235,157        6.13            67,713        30.36           302,870           7.46
 Salaries, including $20,819 paid to
  related parties (Note 6)                     279,364        7.28            17,721         7.95           297,085           7.32
 Depreciation and amortization                 289,536        7.54                 -            -           289,536           7.13
 Professional fees and services,
  including $101,646 paid to related
  parties (Note 6)                             104,472        2.72           118,997        53.36           223,469           5.50
 Real estate taxes                             208,208        5.43                 -            -           208,208           5.13
 Utilities                                     202,205        5.27               236         0.11           202,441           4.99
 Management fees paid to related party
  (Note 6)                                     192,085        5.01                 -            -           192,085           4.73
 Insurance                                     103,524        2.70               400         0.18           103,924           2.56
 Payroll taxes and employee benefits            59,021        1.54                 -            -            59,021           1.45
                                        ------------------------------------------------------------------------------------------
                                             2,508,376       65.37           205,452        92.13         2,713,828          66.84
                                        ------------------------------------------------------------------------------------------
NET INCOME                                  $1,329,181       34.63%        $  17,565         7.87%       $1,346,746          33.16%
                                        ==========================================================================================

See accompanying report of independent auditors and notes to financial statements.

                                                                      SCHEDULE I
                                                                     Page 2 of 3

                             De Anza Properties-X
                            (A Limited Partnership)
                       Schedule of Projects' Operations

                                                                    YEAR ENDED DECEMBER 31, 1995
                                   ------------------------------------------------------------------------------------------------
                                        APTOS PINES             WOODBRIDGE MEADOWS      DE ANZA PROPERTIES-X           TOTALS
                                   ------------------------------------------------------------------------------------------------
                                                   % OF                       % OF                   % OF                     % OF
                                   AMOUNT         INCOME         AMOUNT      INCOME      AMOUNT     INCOME       AMOUNT      INCOME
                                   ------------------------------------------------------------------------------------------------
INCOME
 Gain on sale of property
  and equipment (Note 3)           $2,077,041      81.95%                 -       -      $  181,000  70.79%      $2,258,041   34.57%
 Rent (Note 4)                        313,099      12.35         $3,622,076   96.80%              -      -        3,935,175   60.25
 Utilities                            143,232       5.65                  -       -               -      -          143,232    2.19
 Other                                  1,330       0.05            119,637    3.20               -      -          120,967    1.85
 Interest and dividends                     -          -                  -       -          74,678  29.21           74,678    1.14
                                   ------------------------------------------------------------------------------------------------
                                    2,534,702     100.00          3,741,713  100.00         255,678 100.00        6,532,093  100.00
                                   ------------------------------------------------------------------------------------------------

EXPENSES
 Interest                                   -          -            481,556   12.87               -      -          481,556    7.37
 Maintenance, repairs and
  supplies                             25,429       1.00            351,804    9.40               -      -          377,233    5.78
 Other                                  9,230       0.36            239,462    6.40          45,022  17.61          293,714    4.50
 Salaries, including $22,186
  paid to related parties (Note 6)     38,577       1.52            264,214    7.06          20,525   8.03          323,316    4.95
 Depreciation and amortization         46,107       1.82            613,078   16.38               -      -          659,185   10.09
 Professional fees, including
  $127,517 paid to related
  parties (Note 6)                     42,057       1.66            120,725    3.23          75,764  29.63          238,546    3.65
 Real estate taxes                     27,226       1.07            210,590    5.63               -      -          237,816    3.64
 Utilities                             93,109       3.67            190,654    5.10             244   0.10          284,007    4.35
 Management fees, including
  $187,208 paid to related party       24,234       0.96            187,208    5.00               -      -          211,442    3.24
 Insurance                              8,441       0.33             93,579    2.50             195   0.08          102,215    1.56
 Payroll taxes and employee
  benefits                             10,339       0.41             52,282    1.40               -      -           62,621    0.96
                                   ------------------------------------------------------------------------------------------------
                                      324,749      12.80          2,805,152   74.97         141,750  55.45%       3,271,651   50.09
                                   ------------------------------------------------------------------------------------------------
NET INCOME                         $2,209,953      87.20%        $  936,561   25.03%       $113,928  44.55%      $3,260,442   49.91%

                                   ================================================================================================

See accompanying report of independent auditors and notes to financial statements.

                                                                      SCHEDULE I
                                                                     Page 3 of 3

                             De Anza Properties-X
                            (A Limited Partnership)
                       Schedule of Projects' Operations

                                                                       YEAR ENDED DECEMBER 31, 1994
                                ---------------------------------------------------------------------------------------------------
                                  APTOS PINES      COLONIES OF            WOODBRIDGE          DE ANZA
                                                     MARGATE                MEADOWS         PROPERTIES-X          TOTALS
                                ---------------------------------------------------------------------------------------------------
                                         % OF                 % OF               % OF               % OF                  % OF
                                AMOUNT   INCOME  AMOUNT       INCOME  AMOUNT     INCOME  AMOUNT     INCOME   AMOUNT       INCOME
                                -------------------------------------------------------------------------------------------------
INCOME
  Gain on sale of property
   and equipment (Note 3)              -      -  $16,322,297   92.42%          -      -         -        -   $16,322,297   73.55%
  Unrecognized gain (Note 3)           -      -   (1,024,923)  (5.80)          -      -         -        -    (1,024,923)  (4.62)
                                -------------------------------------------------------------------------------------------------
  Net gain recognized                  -      -   15,297,374   86.62           -      -         -        -    15,297,374   68.93

  Rent (Note 4)                 $577,154  76.09%   2,157,533   12.21  $3,611,530  96.87%        -        -     6,346,217   28.60
  Utilities                      179,358  23.65      179,907    1.02           -      -         -        -       359,265    1.62
  Other                            2,009   0.26       24,712    0.14     116,518   3.13  $  7,438    16.92%      150,677    0.68
  Interest                             -      -        1,339    0.01           -      -    36,533    83.08        37,872    0.17
                                -------------------------------------------------------------------------------------------------
                                 758,521 100.00   17,660,865  100.00   3,728,048 100.00    43,971   100.00    22,191,405  100.00
                                -------------------------------------------------------------------------------------------------

EXPENSES
 Interest                            236   0.03      863,147    4.89     489,583  13.13     7,910    17.99     1,360,876    6.13
 Maintenance, repairs and
  supplies                        55,355   7.30      270,360    1.53     344,294   9.24         -        -       670,009    3.02
 Other                            22,477   2.96       72,848    0.42     232,241   6.23    26,774    60.89       354,340    1.60
 Salaries, including $44,958
  paid to related
  parties (Note 6)                65,724   8.66      203,563    1.15     245,381   6.58    41,161    93.61       555,829    2.50
 Depreciation and amortization    91,820  12.11      456,229    2.58     657,216  17.63     5,150    11.71     1,210,415    5.45
 Professional fees and
  services, including
  $232,581 paid to related
  parties (Note 6)                92,361  12.18      113,009    0.64     122,236   3.28    40,099    91.19       367,705    1.66
 Real estate taxes                43,574   5.74      220,269    1.25     210,156   5.64         -        -       473,999    2.14
 Utilities                       150,230  19.81      194,060    1.10     195,024   5.23       718     1.63       540,032    2.43
 Management fees, including
  $313,036 paid to related
  parties (Note 6)                31,971   4.21      108,368    0.61     186,403   5.00         -        -       326,742    1.47
 Insurance                        11,341   1.50       48,298    0.27      60,931   1.63         -        -       120,570    0.54
 Payroll taxes and employee
  benefits                        17,482   2.30       58,690    0.33      53,944   1.45         -        -       130,116    0.59
                                -------------------------------------------------------------------------------------------------
                                 582,571  76.80    2,608,841   14.77   2,797,409  75.04   121,812   277.02     6,110,633   27.53
                                -------------------------------------------------------------------------------------------------
NET INCOME (LOSS)               $175,950  23.20% $15,052,024   85.23% $  930,639  24.96% $(77,841) (177.02)% $16,080,772   72.47%
                                =================================================================================================


See accompanying report of independent auditors and notes to financial statements.
                                                                             22

                                                                     SCHEDULE II
                                                                     Page 1 of 3

                            De Anza Properties - X
                            (A Limited Partnership)

    Schedule of Distributable Income, Partners' Distributions and Reserves


                                                     YEAR ENDED DECEMBER 31,
                                            -----------------------------------------
                                               1996           1995           1994
                                            -----------------------------------------

Net income                                  $1,346,746    $ 3,260,442    $ 16,080,772
Add (deduct) adjustments per partnership
 agreement:
         Gain on sale of property             (143,365)    (2,258,041)    (15,297,374)
         Depreciation and amortization         289,536        659,185       1,210,415
         Debt amortization                     (94,115)       (85,194)       (135,433)
         Net change in accruals                 46,544        (15,576)       (474,766)
         Release of prior year's
          reserves                           3,223,465      2,741,590       2,476,212
                                            -----------------------------------------

Cash available for distribution (1)          4,668,811      4,302,406       3,859,826
                                            -----------------------------------------
Cash distributions:
 Cash general and limited partners - 6%
  per annum of average adjusted
  capital contributions of $4,882,268,
  $7,236,764 and $13,977,956 in 1996,
  1995 and 1994, respectively                  292,936        434,206         838,677
 General partners - 1.89% per annum of
  average adjusted capital contributions
  of $4,882,268, $7,236,764 and
  $13,977,956 in 1996, 1995 and
  1994, respectively                            92,496        137,102         264,816
 Cash general and limited partners -
  additional distributions                     661,488        389,224          14,743
 General partners- additional
  distributions                                203,662        118,409               -
                                            -----------------------------------------
Total distributions                          1,250,582      1,078,941       1,118,236
                                            -----------------------------------------
Reserves from operations (2)                $3,418,229    $ 3,223,465    $  2,741,590
                                            =========================================

See accompanying report of independent auditors and notes to financial statements.
                                                                             23

                                                                     SCHEDULE II
                                                                     Page 2 of 3

                             De Anza Properties - X
                            (A Limited Partnership)

     Schedule of Distributable Income, Partners' Distributions and Reserves
                                  (Continued)

                                                    YEAR ENDED DECEMBER 31,
                                        --------------------------------------------
                                               1996           1995           1994
                                        --------------------------------------------

Proceeds from sales or refinancing of
 properties available for distribution
 or reserves (2)(3)                                  -    $ 4,268,814    $ 7,917,386
         Distribution to cash general
          and limited partners (3)                   -     (4,053,732)    (7,133,000)
         Distribution to general
          partners (3)                               -       (392,268)             -
         Use of reserves for capital
          improvements                               -       (163,300)             -
         Release of prior year's
          reserves                          $2,323,978      2,664,464      1,880,078
                                        --------------------------------------------
Reserves from sale and refinancing of
  properties (2)(3)(4)                      $2,323,978    $ 2,323,978    $ 2,664,464
                                        ============================================

Distributions to cash general and
 limited partners per original
 $1,000 investment
    From operations
      Amount                                $    41.75    $     36.02    $     37.33
                                        ============================================
       Percent (of adjusted capital)             19.55%         11.38%          6.11%
                                        ============================================

    From sales or refinancing (2)(3)
      Amount                                         -    $    177.34    $    312.04
                                        ============================================
       Percent (of original capital)                 -          17.73%         31.20%
                                        ============================================

See accompanying report of independent auditors and notes to financial statements.

                                                                     SCHEDULE II
                                                                     Page 3 of 3


                             De Anza Properties - X
                            (A Limited Partnership)

     Schedule of Distributable Income, Partners' Distributions and Reserves
                                  (Continued)

/(1)/ Cash available for distribution represents amounts as defined by the partnership agreement.

/(2)/ The operating general partner has exercised its discretion in reserving amounts in excess of required reserves for operations, additions to property and equipment, and future distributions.

/(3)/ On August 18, 1994, the Partnership sold Colonies of Margate for a price of $23,147,228, and additional proceeds of $557,192 were received to fund a General Reserve. After repayment of debt of $13,523,715, sales and closing costs of $644,488 and a prepayment penalty of $1,618,831, the Partnership netted proceeds of $7,917,386. Of this amount, $7,133,000 was distributed in September 1994 to the cash general and limited partners, representing a return of original capital. The balance of $784,386 is being held to fund certain required reserves (see Note 3).

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

      In 1996, $143,366, one-half of the Independent Committee Reserve reserved from the sale of the Colonies of Margate was released.

/(4)/ Included in the reserves from sales and refinancing of properties is $700,558, $843,923 and $1,024,923 at December 31, 1996, 1995 and 1994,
      respectively, in specific reserves established to fund contingent liabilities that may arise from the MHC transaction.

See accompanying report of inependent auditors and notes to financial statements.
                                                                              25