Form 10-Q
period 1997-03-31
DE ANZA PROPERTIES X
filed 1997-05-13
CIK 215628

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   ---------


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

[_]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from              to
                               ------------    ----------------

Commission File Number 0-8942


                             DE ANZA PROPERTIES - X
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                           95-3005938
(State or other jurisdiction of                          (IRS Employer Iden-
incorporation or organization)                             tification Number)

                       9171 WILSHIRE BOULEVARD, SUITE 627
                        BEVERLY HILLS, CALIFORNIA  90210
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

                               TABLE OF CONTENTS
                               -----------------


PART I.      FINANCIAL INFORMATION
-------      ---------------------

ITEM 1.      FINANCIAL STATEMENTS

               Balance Sheets                                          3

               Statements of Income                                    5

               Statements of Changes in Partners'
                Capital (Deficit)                                      6

               Statements of Cash Flows                                7

               Notes to Financial Statements                           9


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS                                               12


PART II.     OTHER INFORMATION                                        14
-------      -----------------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                                 Balance Sheets
                                  (Unaudited)

                                                     March 31,    December 31,
                                                        1997          1996
                                                     ----------   ------------
                                    ASSETS

CASH AND CASH EQUIVALENTS - including restricted
  deposits of $700,558 at March 31, 1997 and
   December 31, 1996 - Note 1                        $1,223,898   $ 1,401,497


ACCOUNTS RECEIVABLE                                      52,586        11,122

PREPAID EXPENSES                                             -         70,995
                                                     ----------   -----------
                                                      1,276,484     1,483,614
                                                     ----------   -----------

PROPERTY AND EQUIPMENT - Notes 1, 2, 5 snd 6
  Land                                                       -      2,989,265
  Land improvements                                          -      4,793,220
  Buildings and improvements                                 -     11,448,171
  Furniture and equipment                                    -        647,412
                                                     ----------   -----------
                                                             -     19,878,068

  Less accumulated depreciation                              -     10,208,135
                                                     ----------   -----------
                                                             -      9,669,933
                                                     ----------   -----------

OTHER ASSETS
  Loan costs - less accumulated amortization of
    $56,564 at December 31, 1996 - Note 2                    -         51,251
  Prepaid sale costs - Notes 1 and 6                         -         69,994
  Other                                                  20,000        20,000
                                                     ----------   -----------
                                                         20,000       141,245
                                                     ----------   -----------

                                                     $1,296,484   $11,294,792
                                                     ==========   ===========

See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                           Balance Sheets (Continued)
                                  (Unaudited)


                                                       March 31,    December 31,
                                                          1997          1996
                                                       ----------   ------------

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES -
  including $26,907 and $19,020 due to related
  party at March 31, 1997 and December 31,
  1996, respectively                                   $  274,090   $   158,809

DEPOSITS AND ADVANCE RENTALS                                   -        139,900

DEFERRED GAIN ON SALE - Note 5                            700,558       700,558

SECURED NOTE PAYABLE - Notes 2 and 6                           -      4,658,315
                                                       ----------   -----------
                                                          974,648     5,657,582
                                                       ----------   -----------

PARTNERS' CAPITAL (DEFICIT)
  General partners                                         76,216    (3,453,230)
  Cash general partners, 228.5 units issued
    and outstanding                                         2,454        78,420
  Limited partners, 22.640.5 units
   issued and outstanding                                 243,166     9,012,020
                                                       ----------   -----------
                                                          321,836     5,637,210
                                                       ----------   -----------

                                                       $1,296,484   $11,294,792
                                                       ==========   ===========

See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                              Statements of Income
                                  (Unaudited)

                                                   Three Months   Three Months
                                                      Ended          Ended
                                                    March 31,      March 31,
                                                       1997           1996
                                                   ------------   ------------

INCOME
  Rent - Note 6                                     $   509,933       $896,293
  Interest and dividends                                 45,655         14,864
  Other                                                  19,362         29,414
  Gain on sale of property and
   equipment - Notes 5 and 6                         19,168,276             -
                                                    -----------   ------------
                                                     19,743,226        940,571
                                                    -----------   ------------

EXPENSES
  Interest                                              102,067        118,623
  Salaries - including $4,256 and $4,611
    paid to related party in 1997 and
    1996, respectively - Note 3                          98,434         68,142
  Maintenance, repairs and supplies                      59,890        104,039
  Depreciation and amortization - Note 1                 51,251        141,906
  Other                                                  44,643         84,650
  Professional fees and services -
    including $14,222 and $27,645 paid
    to related party in 1997 and 1996,
    respectively - Note 3                                43,867         90,809
  Utilities                                              36,769         52,687
  Real estate taxes                                      27,705         52,510
  Management fees paid to related party
   - Note 3                                              26,410         46,045
  Payroll taxes and employee benefits                    18,751         15,173
  Insurance                                              15,569         26,445
                                                    -----------       --------
                                                        525,356        801,029
                                                    -----------       --------

NET INCOME                                          $19,217,870       $139,542
                                                    ===========       ========

NET INCOME
  GENERAL PARTNERS                                  $ 9,339,311       $ 33,046
                                                    ===========       ========
  CASH GENERAL AND LIMITED PARTNERS                 $ 9,878,559       $106,496
                                                    ===========       ========

INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                         $ 93,393.11       $ 330.46
                                                    ===========       ========

INCOME PER CASH GENERAL AND
  LIMITED PARTNERSHIP UNIT - Note 4                 $    431.96       $   4.66
                                                    ===========       ========

See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

              Statements of Changes in Partners' Capital (Deficit)
                                  (Unaudited)

                 For the Three Months Ended March 31, 1997 and
                      For the Year Ended December 31, 1996

                                                                    Cash
                                                     General       General       Limited
                                       Total         Partners      Partners      Partners
                                   ------------    -----------    ---------    ------------

BALANCE - January 1,
  1996                             $  5,541,046    $(3,476,003)   $  77,686    $  8,939,363
DISTRIBUTIONS TO
  PARTNERS                           (1,250,582)      (296,158)      (9,536)       (944,888)

NET INCOME - for the
  year ended December
  31, 1996                            1,346,746        318,931       10,270       1,017,545
                                   ------------    -----------    ---------    ------------


BALANCE - December 31,
  1996                                5,637,210     (3,453,230)      78,420       9,012,020

DISTRIBUTIONS TO
  PARTNERS                          (24,533,244)    (5,809,865)    (187,078)    (18,536,301)

NET INCOME - for the
  three months ended
  March 31, 1997                     19,217,870      9,339,311      111,112       9,767,447
                                   ------------    -----------    ---------    ------------


BALANCE - March 31,
  1997                             $    321,836    $    76,216    $   2,454    $    243,166
                                   ============    ===========    =========    ============

See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                            Statements of Cash Flows
                                  (Unaudited)

                                                  Three Months    Three Months
                                                      Ended           Ended
                                                    March 31,       March 31,
                                                      1997            1996
                                                  -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Gross rents received from real estate
    operations                                    $    378,007      $  899,539
  Cash paid to suppliers and employees -
    including $64,883 and $81,585 paid
    to related party in 1997 and 1996,
    respectively                                      (235,788)       (463,227)
  Interest paid                                       (102,067)       (118,623)
  Interest and other income received                    65,605          45,090
                                                  ------------      ----------

     Net cash provided by
       operating activities                            105,757         362,779
                                                  ------------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment                  (53,022)        (34,495)
  Sale of property and equipment                    29,433,000               -
  Sales costs                                         (355,733)              -
                                                  ------------      ----------

     Net cash provided by (used in)
       investing activities                         29,024,245         (34,495)
                                                  ------------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on secured notes
    payable                                         (4,658,315)        (22,657)
  Prepayment penalty                                  (116,042)              -
  Partner distributions                            (24,533,244)       (312,645)
                                                  ------------      ----------

     Net cash used in
       financing activities                        (29,307,601)       (335,302)
                                                  ------------      ----------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                    (177,599)         (7,018)

CASH AND CASH EQUIVALENTS:
  BALANCE AT BEGINNING OF PERIOD                     1,401,497       1,388,279
                                                  ------------      ----------

  BALANCE AT END OF PERIOD                        $  1,223,898      $1,381,261
                                                  ============      ==========

See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                      Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                   Three Months    Three Months
                                                       Ended           Ended
                                                     March 31,       March 31,
                                                       1997            1996
                                                   -------------   -------------

RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES
    Net income                                     $ 19,217,870        $139,542
    Adjustments to reconcile net income
      to net cash provided by
      operating activities
        Depreciation and amortization                    51,251         141,906
        Gain on sale of property and equipment      (19,168,276)             -
    Changes in operating assets and
      liabilities
        (Increase) decrease in accounts
         receivable                                     (41,464)          1,968
        Decrease in prepaid expenses                     70,995          26,333
        Decrease in other assets                              -            (847)
        Increase in accounts payable
           and accrued expenses                         115,281          51,787
        (Decrease) increase in deposits
         and advance rentals                           (139,900)          2,090
                                                   ------------        --------

         Net cash provided by
           operating activities                    $    105,757        $362,779
                                                   ============        ========


See accompanying notes to financial statements.

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

                    March 31, 1997 and December 31, 1996 and
               For the Three Months Ended March 31, 1997 and 1996


NOTE 1 -  BASIS OF PRESENTATION

          The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included. Operating results during the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

          Cash and Cash Equivalents
          -------------------------

          The Partnership invests its cash not needed for working capital in highly liquid short-term investments consisting primarily of money market funds and certificates of deposit, with original maturities ranging generally from one to three months. The Partnership considers all such items to be cash equivalents.

          Depreciation
          ------------

          Pursuant to generally accepted accounting principles the Partnership ceased to depreciate Woodbridge Meadows Apartments ("Woodbridge") from the time it determined to sell the property (see Note 6).

NOTE 2 -  SECURED NOTE PAYABLE

          Secured note payable at March 31, 1997 and December 31, 1996 consisted of:

                                                        March 31,   December 31,
                                                         1997          1996
                                                        ---------   ------------
              Note collateralized by first trust
              deed, payable in monthly installments
              of $47,093, including interest at 10%,
              maturing in 2014. The note was repaid
              February 19, 1997 upon sale of
              Woodbridge (see Note 6).                  $      -      $4,658,315
                                                        =========     ==========

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

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    March 31, 1997 and December 31, 1996 and
               For the Three Months Ended March 31, 1997 and 1996


NOTE 3 -  TRANSACTIONS WITH RELATED PARTIES (Continued)

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

          On August 18, 1994, subsequent to the sale of Colonies of Margate and the property management business of De Anza Group, Inc. (DAG), as discussed in Note 5, the property management of Woodbridge was assumed by Terra Vista Management, Inc. (Terra Vista). Terra Vista is wholly owned by Michael D. Gelfand, president of the OGP and the son of Herbert M. Gelfand. Herbert M. Gelfand, together with Beverly Gelfand, is the sole shareholder of the OGP and an individual general partner. Terra Vista was paid $26,410 and $46,045 for management fees during the three months ended March 31, 1997 and 1996, respectively.

          In addition, Terra Vista was paid $38,473 and $35,540 during the three months ended March 31, 1997 and 1996, respectively, for performing bookkeeping, regional management, computer, disposition and investor relations services necessary for the operation of the Partnership and its properties.

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

                             DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    March 31, 1997 and December 31, 1996 and
               For the Three Months Ended March 31, 1997 and 1996


NOTE 5 -  SALE OF COLONIES OF MARGATE (Continued)

          In connection with the sale, the Partnership established various reserves totaling $1,024,923. The $1,024,923 was used to establish the following reserves:


              MHC Reserve                        $181,000
              General Reserve                     557,192
              Independent Committee Reserve       286,731

          The MHC Reserve was required by MHC. It was released in 1995, at which time the gain on sale was recognized. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction. In August 1996, $143,366 of the Independent Committee Reserve was released and the gain on sale was recognized and included in net income. On March 4, 1997, the Partnership distributed the $143,366 to the cash general and limited and general partners.

          Pursuant to the guidelines of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate", the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds represented by the MHC Reserve, Independent Committee Reserve and General Reserve, totaling $1,024,923. As these reserves are released or expended, gain on sale will be recognized. At March 31, 1997 and December 31, 1996, $700,558 of sale proceeds have been deferred and are included in deferred gain on sale, as reflected in the balance sheets.

NOTE 6 -  SALE OF WOODBRIDGE MEADOWS APARTMENTS

          On February 19, 1997, the Partnership sold its sole remaining property, Woodbridge, to Heritage Square Apartments, a general partnership, as to a 90% interest and Arroyo Grande Investment Company, a limited liability company, as to a 10% interest, as tenants in common, for $29,433,000, all cash. The Buyers are affiliates of J.F. Shea Co., Inc. Net sale proceeds, after repayment of mortgage debt of $4,757,740 (including a prepayment penalty of $116,042), broker's commission of $261,330 and estimated transaction costs of $164,397, totaled approximately $24,249,533. The net proceeds were distributed to the cash general and limited and general partners on March 4, 1997.

          Following the release of the remaining Colonies of Margate sale reserves, the Partnership will cease operations, commence liquidation and dissolve.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------


 The Partnership's quick ratio increased to 1.9:1 from 1.7:1, including unrestricted cash balances of $523,340 and $700,939 at March 31, 1997 and December 31, 1996, respectively. The increase is due to a decrease in deposits and advance rentals and the payoff of mortgage debt. The Partnership's cash balance is its immediate source of liquidity.

 On February 19, 1997, the Partnership sold Woodbridge, as discussed in Note 6 to the financial statements, and expects to wind up its operations in 1997 and dissolve. Since the Partnership no longer has real estate operations its sole liquidity source is its cash balance. Liquidity may improve to the extent that funds are released from the General Reserve and/or the Independent Committee Reserve. However, the Partnership expects to distribute these funds, net of any future operating expenditures and contingencies, if any, as part of its dissolution.

 Other than as described elsewhere, there are no known trends, demands, commitments, events or uncertainties known to the Partnership which are reasonably likely to materially affect the Partnership's liquidity.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Results of Operations
---------------------


 The comparison of results of operations for the three months ended March 31, 1997 and 1996 is dominated by the sale of Woodbridge.

 Rental and other income decreased 42.8% during the three months ended March 31, 1997 over the same period in 1996. Interest and dividend income increased during the three months ended March 31, 1997 over the same period in 1996 because interest was earned on sale proceeds held for a short period until their distribution.

 Expenses decreased 34.4% during the three months ended March 31, 1997 over the same period in 1996, primarily due to the sale of Woodbridge on February 19, 1997. Additionally, according to generally accepted accounting principles, from the time the Partnership determined to sell Woodbridge it ceased to depreciate the carrying value of the assets. This decrease in depreciation expense is offset in part by the write off of loan costs in 1997 following the repayment of mortgage debt with Woodbridge sale proceeds and higher salary costs in 1997 attributable to severance salaries and bonuses paid to Woodbridge employees.

 Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

PART II.     OTHER INFORMATION



ITEM NUMBER
-----------


 1.  LEGAL PROCEEDINGS

     No new material legal proceedings were commenced during the three months ended March 31, 1997 and there are none pending.

 2.  CHANGES IN SECURITIES

     None.

 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

 5.  OTHER INFORMATION

     None.

 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Form 8-K filed March 3, 1997 relating to the Woodbridge sale on February 19, 1997.

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



                                        DE ANZA PROPERTIES - X
                                               (Registrant)




                                        By  DE ANZA CORPORATION
                                            A California Corporation
                                            Operating General Partner




Date:  May 13, 1997                     By  /s/ Michael D. Gelfand
                                            ----------------------
                                            Michael D. Gelfand
                                            President and
                                              Chief Financial Officer