Form 10-Q
period 1997-06-30
DE ANZA PROPERTIES X
filed 1997-08-12
CIK 215628

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
                                   ---------

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

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

                               TABLE OF CONTENTS
                               -----------------


PART I.   FINANCIAL INFORMATION
-------   ---------------------

ITEM 1.   FINANCIAL STATEMENTS

            Balance Sheets                                             3

            Statements of Operations                                   5

            Statements of Changes in Partners'
              Capital (Deficit)                                        7

            Statements of Cash Flows                                   8

            Notes to Financial Statements                             10


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                  13



PART II.  OTHER INFORMATION                                           14
-------   -----------------

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                                Balance Sheets
                                  (Unaudited)

                                                    June 30,     December 31,
                                                      1997           1996
                                                   ----------    ------------

                                    ASSETS

CASH AND CASH EQUIVALENTS - including restricted
  deposits of $700,558 at June 30, 1997 and
 December 31, 1996 - Note 1                        $  989,405    $ 1,401,497

ACCOUNTS RECEIVABLE                                    28,347         11,122

PREPAID EXPENSES                                           -          70,995
                                                   ----------    -----------
                                                    1,017,752      1,483,614
                                                   ----------    -----------

PROPERTY AND EQUIPMENT - Notes 1, 2, 5 snd 6
  Land                                                     -       2,989,265
  Land improvements                                        -       4,793,220
  Buildings and improvements                               -      11,448,171
  Furniture and equipment                                  -         647,412
                                                   ----------    -----------
                                                           -      19,878,068

  Less accumulated depreciation                            -      10,208,135
                                                   ----------    -----------
                                                           -       9,669,933
                                                   ----------    -----------

OTHER ASSETS
  Loan costs - less accumulated amortization of
    $56,564 at December 31, 1996 - Note 2                  -          51,251
  Prepaid sale costs - Notes 1 and 6                       -          69,994
  Other                                                20,000         20,000
                                                   ----------    -----------
                                                       20,000        141,245
                                                   ----------    -----------

                                                   $1,037,752    $11,294,792
                                                   ==========    ===========

See accompanying notes to financial statements.

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                          Balance Sheets (Continued)
                                  (Unaudited)

                                                    June 30,     December 31,
                                                      1997          1996
                                                   -----------   ------------

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES -
  including $4,676 and $19,020 due to related
  party at June 30, 1997 and December 31,
  1996, respectively                               $   29,059    $   158,809

DEPOSITS AND ADVANCE RENTALS                               -         139,900

DEFERRED GAIN ON SALE - Note 5                        700,558        700,558

SECURED NOTE PAYABLE - Notes 2 and 6                       -       4,658,315
                                                   ----------    -----------
                                                      729,617      5,657,582


PARTNERS' CAPITAL (DEFICIT)
  General partners                                     72,972     (3,453,230)
  Cash general partners, 228.5 units issued
    and outstanding                                     1,972         78,420
  Limited partners, 22.640.5 units issued
    and outstanding                                   233,191      9,012,020
                                                   ----------    -----------
                                                      308,135      5,637,210
                                                   ----------    -----------
                                                   $1,037,752    $11,294,792
                                                   ==========    ===========

See accompanying notes to financial statements.

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                           Statements of Operations
                                  (Unaudited)

                                                   Six Months     Six Months
                                                     Ended          Ended
                                                    June 30,       June 30,
                                                      1997          1996
                                                   -----------   -----------
INCOME
  Rent - Note 6                                    $   510,481   $1,825,471
  Interest and dividends                                57,832       32,719
  Other                                                 19,283       62,848
  Gain on sale of property and equipment -
    Notes 5 and 6                                   19,174,502           -
                                                   -----------   ----------
                                                    19,762,098    1,921,038

EXPENSES
  Interest                                             102,067      236,675
  Salaries - including $7,474 and $10,072
    paid to related party in 1997 and
    1996, respectively - Note 3                        101,652      139,391
  Maintenance, repairs and supplies                     66,273      181,021
  Other                                                 59,254      158,162
  Depreciation and amortization - Note 1                51,251      283,811
  Professional fees and services -
    including $14,222 and $51,690 paid
    to related party in 1997 and 1996,
    respectively - Note 3                               50,531      153,445
  Utilities                                             36,779      102,882
  Real estate taxes                                     27,705      105,020
  Management fees paid to related party
    - Note 3                                            26,410       94,070
  Payroll taxes and employee benefits                   18,751       29,408
  Insurance                                             17,256       52,875
                                                   -----------   ----------
                                                       557,929    1,536,760
                                                   -----------   ----------

NET INCOME                                         $19,204,169   $  384,278
                                                   ===========   ==========

NET INCOME
  GENERAL PARTNERS                                 $ 9,336,067   $   91,003
                                                   ===========   ==========
  CASH GENERAL AND LIMITED PARTNERS                $ 9,868,102   $  293,275
                                                   ===========   ==========

INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                        $ 93,360.67   $   910.03
                                                   ===========   ==========

INCOME PER CASH GENERAL AND
  LIMITED PARTNERSHIP UNIT - Note 4                $    431.51   $    12.82
                                                   ===========   ==========

See accompanying notes to financial statements.

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                           Statements of Operations
                                  (Unaudited)



                                                 Three Months  Three Months
                                                    Ended         Ended
                                                   June 30,      June 30,
                                                     1997         1996
                                                 ------------  ------------

INCOME
  Rent - Note 6                                    $    548      $929,178
  Interest and dividends                             12,177        17,855
  Other                                                 (79)       33,434
  Gain on sale of property and equipment -
    Notes 5 and 6                                     6,226            -
                                                   --------      --------
                                                     18,872       980,467
                                                   --------      --------

EXPENSES
  Interest                                                -       118,052
  Salaries - including $4,256 and $4,611
    paid to related party in 1997 and
    1996, respectively - Note 3                       3,218        71,249
  Maintenance, repairs and supplies                   6,383        76,982
  Other                                              14,611        73,512
  Depreciation and amortization - Note 1                 -        141,905
  Professional fees and services -
    including $14,222 and $27,645 paid
    to related party in 1997 and 1996,
    respectively - Note 3                             6,664        62,636
  Utilities                                              10        50,195
  Real estate taxes                                      -         52,510
  Management fees paid to related party
    - Note 3                                             -         48,025
  Payroll taxes and employee benefits                    -         14,235
  Insurance                                           1,687        26,430
                                                   --------      --------
                                                     32,573       735,731
                                                   --------      --------

NET INCOME (LOSS)                                  $(13,701)     $244,736
                                                   ========      ========

NET INCOME (LOSS)
  GENERAL PARTNERS                                 $ (3,245)     $ 57,957
                                                   ========      ========
  CASH GENERAL AND LIMITED PARTNERS                $(10,456)     $186,779
                                                   ========      ========

INCOME (LOSS) PER 1% GENERAL
  PARTNER INTEREST - Note 4                        $ (32.45)     $ 579.57
                                                   ========      ========
INCOME (LOSS) PER CASH GENERAL AND
  LIMITED PARTNERSHIP UNIT - Note 4                $  (0.46)     $   8.17
                                                   ========      ========


See accompanying notes to financial statements.

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

             Statements of Changes in Partners' Capital (Deficit)
                                  (Unaudited)

                  For the Six Months Ended June 30, 1997 and
                     For the Year Ended December 31, 1996

                                                                                                      Cash
                                                                                   General           General        Limited
                                                                   Total           Partners          Partners       Partners
                                                                ------------      -----------       ---------      ------------

BALANCE - January 1, 1996                                       $  5,541,046      $(3,476,003)      $  77,686      $  8,939,363

DISTRIBUTIONS TO PARTNERS                                         (1,250,582)        (296,158)         (9,536)         (944,888)

NET INCOME - for the year ended December 31, 1996                  1,346,746          318,931          10,270         1,017,545
                                                                ------------      -----------       ---------      ------------

BALANCE - December 31, 1996                                        5,637,210       (3,453,230)         78,420         9,012,020

DISTRIBUTIONS TO PARTNERS                                        (24,533,244)      (5,809,865)       (187,078)      (18,536,301)

NET INCOME - for the six months ended June 30, 1997               19,204,169        9,336,067         110,630         9,757,472
                                                                ------------      -----------       ---------      ------------

BALANCE - June 30, 1997                                         $    308,135      $    72,972       $   1,972      $    233,191
                                                                ============      ===========       =========      ============

See accompanying notes to financial statements.

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                           Statements of Cash Flows
                                  (Unaudited)


                                                   Six Months     Six Months
                                                     Ended          Ended
                                                    June 30,       June 30,
                                                      1997           1996
                                                   ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
          Gross rents received from real estate
            operations                             $    378,555  $ 1,834,894
          Cash paid to suppliers and employees -
            including $76,827 and $160,149 paid
            to related party in 1997 and 1996,
            respectively                               (489,186)  (1,013,689)
          Interest paid                                (102,067)    (236,675)
          Interest and other income received             77,736       97,238
                                                   ------------  -----------

          Net cash (used in) provided by
            operating activities                       (134,962)     681,768
                                                   ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
          Additions to property and equipment           (53,022)     (59,176)
          Sale of property and equipment             29,433,000           -
          Sales costs                                  (349,507)     (13,278)
                                                   ------------  -----------

          Net cash provided by (used in)
            investing activities                     29,030,471      (72,454)
                                                   ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
          Principal payments on secured notes
            payable                                  (4,658,315)     (45,886)
          Prepayment penalty                           (116,042)          -
          Partner distributions                     (24,533,244)    (625,291)
                                                   ------------  -----------

          Net cash used in
            financing activities                    (29,307,601)    (671,177)
                                                   ------------  -----------

NET DECREASE IN CASH AND
          CASH EQUIVALENTS                             (412,092)     (61,863)


CASH AND CASH EQUIVALENTS:
          BALANCE AT BEGINNING OF PERIOD              1,401,497    1,388,279
                                                   ------------  -----------
          BALANCE AT END OF PERIOD                 $    989,405  $ 1,326,416
                                                   ============  ===========


See accompanying notes to financial statements.

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                     Statements of Cash Flows (Continued)
                                  (Unaudited)


                                                   Six Months     Six Months
                                                      Ended         Ended
                                                     June 30,      June 30,
                                                       1997          1996
                                                   ------------  -----------

RECONCILIATION OF NET INCOME TO NET CASH
  (USED IN) PROVIDED BY OPERATING ACTIVITIES
            Net income                             $ 19,204,169   $384,278
            Adjustments to reconcile net income
              to net cash (used in) provided by
              operating activities
                Depreciation and amortization            51,251    283,811
                Gain on sale of property
                     and equipment                  (19,174,502)         -
            Changes in operating assets and
               liabilities
                 (Increase) decrease in accounts
                    receivable                          (17,225)       439
             Decrease in prepaid expenses                70,995     52,667
             Decrease in other assets                        -         656
             Decrease in accounts payable
                and accrued expenses                   (129,750)   (50,148)
            (Decrease) increase in deposits and
                advance rentals                        (139,900)    10,065
                                                   ------------   --------

                    Net cash (used in) provided by
                      operating activities         $   (134,962)  $681,768
                                                   ============   ========


See accompanying notes to financial statements.

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

                    June 30, 1997 and December 31, 1996 and
           For the Six and Three Months Ended June 30, 1997 and 1996


NOTE 1 -    BASIS OF PRESENTATION

            The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included. Operating results during the six and three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

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

NOTE 2 -    SECURED NOTE PAYABLE

            Secured note payable at June 30, 1997 and December 31, 1996 consisted of:


                                                    June 30,    December 31,
                                                      1997         1996
                                                   ---------    ------------

              Note collateralized by first
              trust deed, payable in monthly
              installments of $47,093,
              including interest at 10%,
              maturing in 2014.
              The note was repaid February
              19, 1997 upon sale of
              Woodbridge (see Note 6).             $        -    $4,658,315
                                                   ===========   ==========

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    June 30, 1997 and December 31, 1996 and
           For the Six and Three Months Ended June 30, 1997 and 1996

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

            On August 18, 1994, subsequent to the sale of Colonies of Margate and the property management business of De Anza Group, Inc. (DAG), as discussed in Note 5, the property management of Woodbridge was assumed by Terra Vista Management, Inc. (Terra Vista). Terra Vista is wholly owned by Michael D. Gelfand, president of the OGP and the son of Herbert M. Gelfand. Herbert M. Gelfand, together with Beverly Gelfand, is the sole shareholder of the OGP and an individual general partner. Terra Vista was paid $26,410 and $94,070 for management fees during the six months ended June 30, 1997 and 1996, respectively. Of the $26,410, none was attributable to the three months ended June 30, 1997 (compared to $48,025 paid for the three months ended June 30, 1996).

            In addition, Terra Vista was paid $50,417 and $66,079 during the six months ended June 30, 1997 and 1996, respectively, for performing bookkeeping, regional management, computer, disposition and investor relations services necessary for the operation of the Partnership and its properties. Of the $50,417, $11,944 is attributable to the three months ended June 30, 1997 (compared to $30,539 paid for the three months ended June 30, 1996).

NOTE 4 - INCOME (LOSS) PER 1% GENERAL PARTNER INTEREST AND CASH GENERAL AND LIMITED PARTNERSHIP UNIT

            Income (loss) per cash general and limited partnership unit was computed based on the cash general and limited partners' share of net income (loss) as reflected on the Statements of Operations and Changes in Partners' Capital (Deficit) and the number of units outstanding (22,869 units). The general partners' share of net income (loss) has not been included in this computation. Income
            (loss) per 1% general partner interest was computed based on the general partners' share of net income (loss) as reflected on the Statements of Operations and Changes in Partners' Capital (Deficit).

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                    June 30, 1997 and December 31, 1996 and
           For the Six and Three Months Ended June 30, 1997 and 1996

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

            Pursuant to the guidelines of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate", the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds represented by the MHC Reserve, Independent Committee Reserve and General Reserve, totaling $1,024,923. As these reserves are released or expended, gain on sale will be recognized. At June 30, 1997 and December 31, 1996, $700,558 of sale proceeds have been deferred and are included in deferred gain on sale, as reflected in the balance sheets.

NOTE 6 -  SALE OF WOODBRIDGE MEADOWS APARTMENTS

            On February 19, 1997, the Partnership sold its sole remaining property, Woodbridge, to Heritage Square Apartments, a general partnership, as to a 90% interest and Arroyo Grande Investment Company, a limited liability company, as to a 10% interest, as tenants in common, for $29,433,000, all cash. The Buyers are affiliates of J.F. Shea Co., Inc. Net sale proceeds, after repayment of mortgage debt of $4,757,740 (including a prepayment penalty of $116,042), broker's commission of $261,330 and transaction costs of $158,171, totaled approximately $24,255,759. Net proceeds of $24,249,532 were distributed to the cash general and limited and general partners on March 4, 1997.

            Following the release of the remaining Colonies of Margate sale reserves, the Partnership will cease operations, commence liquidation and dissolve.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

 The Partnership's quick ratio increased to 9.9:1 from 1.7:1, including unrestricted cash balances of $288,847 and $700,939 at June 30, 1997 and December 31, 1996, respectively. The increase is due to the reduction of Partnership liabilities as a result of the Woodbridge sale and the maintenance of cash reserves to pay for Partnership expenses until the Partnership can be dissolved. The Partnership's cash balance is its immediate source of liquidity.

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


Results of Operations
---------------------

 A comparison of results of operations for the six and three months ended June 30, 1997 and 1996 is not meaningful since the Partnership sold Woodbridge, its sole remaining property, on February 19, 1997. As described in Liquidity and Capital Resources above, the Partnership expects to dissolve upon the release of the Colonies of Margate sale reserves.

 Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

PART II.  OTHER INFORMATION


ITEM NUMBER
-----------

          1.  LEGAL PROCEEDINGS

              No new material legal proceedings were commenced during the three months ended June 30, 1997 and there are none pending.

          2.  CHANGES IN SECURITIES

              None.

          3.  DEFAULTS UPON SENIOR SECURITIES

              None.

          4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

          5.  OTHER INFORMATION

              None.

          6.  EXHIBITS AND REPORTS ON FORM 8-K

              None.

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




                                                   DE ANZA PROPERTIES - X
                                                          (Registrant)



                                                   By  DE ANZA CORPORATION
                                                       A California Corporation
                                                       Operating General Partner



Date:  August 12, 1997                             By  /s/ Michael D. Gelfand
                                                       ------------------------
                                                       Michael D. Gelfand
                                                       President and
                                                         Chief Financial Officer