Form 10-Q
period 1997-09-30
DE ANZA PROPERTIES X
filed 1997-11-12
CIK 215628

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   ---------


[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                                Balance Sheets
                                  (Unaudited)


                                                 September 30,   December 31,
                                                     1997            1996
                                                 -------------   ------------

                                    ASSETS

CASH AND CASH EQUIVALENTS - including restricted
  deposits of $700,558 at December 31, 1996 -
 Note 1                                             $1,004,097    $ 1,401,497

ACCOUNTS RECEIVABLE                                      2,165         11,122

PREPAID EXPENSES                                            -          70,995
                                                    ----------    -----------
                                                     1,006,262      1,483,614
                                                    ----------    -----------

PROPERTY AND EQUIPMENT - Notes 1, 2 and  6
  Land                                                      -       2,989,265
  Land improvements                                         -       4,793,220
  Buildings and improvements                                -      11,448,171
  Furniture and equipment                                   -         647,412
                                                    ----------    -----------
                                                            -      19,878,068

  Less accumulated depreciation                             -      10,208,135
                                                    ----------    -----------
                                                            -       9,669,933
                                                    ----------    -----------

OTHER ASSETS
  Loan costs - less accumulated amortization of
    $56,564 at December 31, 1996 - Note 2                   -          51,251
  Prepaid sale costs - Notes 1 and 6                        -          69,994
  Other                                                 20,000         20,000
                                                    ----------    -----------
                                                        20,000        141,245
                                                    ----------    -----------

                                                    $1,026,262    $11,294,792
                                                    ==========    ===========








See accompanying notes to financial statements.

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                          Balance Sheets (Continued)
                                  (Unaudited)




                                                  September 30,   December 31,
                                                      1997            1996
                                                  -------------   ------------

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

ACCOUNTS PAYABLE AND ACCRUED EXPENSES -
  including $1,085 and $19,020 due to related
  party at September 30, 1997 and December 31,
  1996, respectively                                 $  14,973    $   158,809

DEPOSITS AND ADVANCE RENTALS                                -         139,900

DEFERRED GAIN ON SALE - Note 5                              -         700,558

SECURED NOTE PAYABLE - Notes 2 and 6                        -       4,658,315
                                                    ----------    -----------
                                                        14,973      5,657,582
                                                    ----------    -----------

PARTNERS' CAPITAL (DEFICIT)
  General partners                                     239,490     (3,453,230)
  Cash general partners, 228.5 units issued
    and outstanding                                      7,334         78,420
  Limited partners, 22,640.5 units issued
    and outstanding                                    764,465      9,012,020
                                                    ----------    -----------
                                                     1,011,289      5,637,210
                                                    ----------    -----------

                                                    $1,026,262    $11,294,792
                                                    ==========    ===========

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                             Statements of Income
                                  (Unaudited)


                                            Nine Months     Nine Months
                                               Ended           Ended
                                           September 30,   September 30,
                                               1997            1996
                                           -------------   -------------

INCOME
  Rent - Note 6                              $   510,481      $2,757,941
  Interest and dividends                          69,599          49,556
  Other                                           19,358         100,505
  Gain on sale of property and equipment -
    Notes 5 and 6                             19,875,060         143,366
                                             -----------      ----------
                                              20,474,498       3,051,368
                                             -----------      ----------

EXPENSES
  Interest                                       102,067         354,939
  Salaries - including $10,736 and $15,046
    paid to related party in 1997 and
    1996, respectively - Note 3                  104,914         210,264
  Maintenance, repairs and supplies               66,654         262,663
  Other                                           63,506         236,350
  Depreciation and amortization - Note 1          51,251         284,581
  Professional fees and services -
    including $14,222 and $75,075 paid
         to related party in 1997 and 1996,
         respectively - Note 3                    52,397         183,530
  Utilities                                       36,789         153,754
  Real estate taxes                               27,705         156,614
  Management fees paid to related party
     - Note 3                                     26,526         142,623
  Payroll taxes and employee benefits             18,751          42,801
  Insurance                                       16,615          78,852
                                             -----------      ----------
                                                 567,175       2,106,971
                                             -----------      ----------

NET INCOME                                   $19,907,323      $  944,397
                                             ===========      ==========

NET INCOME
  GENERAL PARTNERS                           $ 9,502,585      $  223,648
                                             ===========      ==========
  CASH GENERAL AND LIMITED PARTNERS          $10,404,738      $  720,749
                                             ===========      ==========

INCOME PER 1% GENERAL
  PARTNER INTEREST - Note 4                  $ 95,025.85      $ 2,236.48
                                             ===========      ==========

INCOME PER CASH GENERAL AND
  LIMITED PARTNERSHIP UNIT - Note 4          $    454.97      $    31.52
                                             ===========      ==========

  See accompanying notes to financial statements.

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                             Statements of Income
                                  (Unaudited)

                                                               Three Months    Three Months
                                                                   Ended           Ended
                                                               September 30,   September 30,
                                                                   1997            1996
                                                               -------------   -------------

  INCOME
       Rent - Note 6                                                      -       $  932,470
       Interest and dividends                                      $  11,767          16,837
       Other                                                              75          37,657
       Gain on sale of property and equipment -
         Notes 5 and 6                                               700,558         143,366
                                                                   ---------      ----------
                                                                     712,400       1,130,330
                                                                   ---------      ----------

  EXPENSES
       Interest                                                           -          118,264
       Salaries - including $3,262 and $4,974
         paid to related party in 1997 and
         1996, respectively - Note 3                                   3,262          70,873
       Maintenance, repairs and supplies                                 381          81,642
       Other                                                           4,252          78,188
       Depreciation and amortization - Note 1                             -              770
       Professional fees and services -
         including $23,385 paid to related party
         in 1996  - Note 3                                             1,866          30,085
       Utilities                                                          10          50,872
       Real estate taxes                                                  -           51,594
       Management fees paid to related party
          - Note 3                                                       116          48,553

       Payroll taxes and employee benefits                                 -          13,393
       Insurance                                                        (641)         25,977
                                                                   ---------      ----------
                                                                       9,246         570,211
                                                                   ---------      ----------

NET INCOME                                                         $ 703,154      $  560,119
                                                                   =========      ==========
NET INCOME
     GENERAL PARTNERS                                              $ 166,518      $  132,645
                                                                   =========      ==========
     CASH GENERAL AND LIMITED PARTNERS                             $ 536,636      $  427,474
                                                                   =========      ==========

INCOME PER 1% GENERAL
     PARTNER INTEREST - Note 4                                     $1,665.18      $ 1,326.45
                                                                   =========      ==========

INCOME PER CASH GENERAL AND
     LIMITED PARTNERSHIP UNIT - Note 4                             $   23.46      $    18.69
                                                                   =========      ==========

    See accompanying notes to financial statements.

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

             Statements of Changes in Partners' Capital (Deficit)
                                  (Unaudited)

               For the Nine Months Ended September 30, 1997 and
                     For the Year Ended December 31, 1996


                                                                        Cash
                                                        General       General        Limited
                                          Total         Partners      Partners      Partners
                                      -------------   ------------   ----------   -------------

BALANCE - January 1,
   1996                               $  5,541,046     $(3,476,003)   $  77,686    $  8,939,363
DISTRIBUTIONS TO
   PARTNERS                             (1,250,582)       (296,158)      (9,536)       (944,888)

NET INCOME - for the
   year ended December
   31, 1996                              1,346,746         318,931       10,270       1,017,545
                                      ------------     -----------    ---------    ------------


BALANCE - December 31,
   1996                                  5,637,210      (3,453,230)      78,420       9,012,020

DISTRIBUTIONS TO
   PARTNERS                            (24,533,244)     (5,809,865)    (187,078)    (18,536,301)

NET INCOME - for the
   nine months ended
   September 30, 1997                   19,907,323       9,502,585      115,992      10,288,746
                                      ------------     -----------    ---------    ------------


BALANCE - September
   30, 1997                           $  1,011,289     $   239,490    $   7,334    $    764,465
                                      ============     ===========    =========    ============

   See accompanying notes to financial statements.

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                           Statements of Cash Flows
                                  (Unaudited)


                                            Nine Months      Nine Months
                                               Ended            Ended
                                           September 30,    September 30,
                                                1997            1996
                                           --------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Gross rents received from real estate
    operations                                $   378,555      $2,761,672
  Cash paid to suppliers and employees -
    including $73,737 and $254,893 paid
    to related party in 1997 and 1996,
    respectively                                 (486,698)     (1,405,611)
    Interest paid                                (102,067)       (354,939)
    Interest and other income received             89,940         152,224
                                              -----------     -----------

      Net cash (used in) provided by
        operating activities                     (120,270)      1,153,346
                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment             (53,022)        (78,389)
  Sale of property and equipment               29,433,000              -
  Sales costs                                    (349,507)        (26,115)
                                             ------------     -----------

      Net cash provided by (used in)
       investing activities                   29,030,471         (104,504)
                                             ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on secured notes
    payable                                   (4,658,315)         (69,700)
  Prepayment penalty                            (116,042)               -
  Partner distributions                      (24,533,244)        (937,936)
                                            ------------      -----------

     Net cash used in
       financing activities                  (29,307,601)      (1,007,636)
                                            ------------      -----------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                             (397,400)          41,206

CASH AND CASH EQUIVALENTS:

   BALANCE AT BEGINNING OF PERIOD              1,401,497        1,388,279
                                           -------------    -------------

   BALANCE AT END OF PERIOD                  $ 1,004,097       $1,429,485
                                           =============    =============

   See accompanying notes to financial statememts.

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                     Statements of Cash Flows (Continued)
                                  (Unaudited)


                                                              Nine Months      Nine Months
                                                                 Ended            Ended
                                                             September 30,    September 30,
                                                                  1997            1996
                                                             --------------   -------------

RECONCILIATION OF NET INCOME TO NET CASH
  (USED IN) PROVIDED BY OPERATING ACTIVITIES
    Net income                                                $19,907,323        $944,397
    Adjustments to reconcile net income
        to net cash (used in) provided by
        operating activities
          Depreciation and amortization                            51,251         284,581
          Gain on sale of property and
          equipment                                           (19,875,060)       (143,366)
    Changes in operating assets and
        Liabilities
          Decrease in accounts receivable                           8,957           2,544
          Decrease in prepaid expenses                             70,995         (21,359)
          Decrease in other assets                                     -              656
         (Decrease) increase in accounts payable
            and accrued expenses                                 (143,836)         83,132
         (Decrease) increase in deposits
            and advance rentals                                  (139,900)          2,761
                                                              ------------     ----------

            Net cash (used in) provided by
              operating activities                            $  (120,270)     $1,153,346
                                                              ===========      ==========



SUPPLEMENTAL DISCLOSURE
-----------------------

During the nine months ended September 30, 1996, $143,366 of the Independent Committee cash reserve was released from restricted cash and the Partnership recognized a gain on that portion of the 1994 sale proceeds.

During the nine months ended September 30, 1997, the remaining $143,366 of the Independent Committee cash reserve and the entire $557,192 of the General Reserve, were released from restricted cash and the Partnership recognized a gain on that portion of the 1994 sale proceeds.


   See accompanying notes to financial statements.

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

                 September 30, 1997 and December 31, 1996 and
        For the Nine and Three Months Ended September 30, 1997 and 1996


NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been included. Operating results during the nine and three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996.

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

NOTE 2 - SECURED NOTE PAYABLE

         Secured note payable at September 30, 1997 and December 31, 1996 consisted of:

                                                 September 30,   December 31,
                                                     1997            1996
                                                -------------   ------------
           Note collateralized by first
           trust deed, payable in monthly
           installments of $47,093,
           including interest at 10%,
           maturing in 2014. The note was
           repaid February 19, 1997 upon
           sale of Woodbridge (see Note 6).
                                                 $          -     $4,658,315
                                                 ============    ===========

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

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                 September 30, 1997 and December 31, 1996 and
        For the Nine and Three Months Ended September 30, 1997 and 1996


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

         On August 18, 1994, subsequent to the sale of Colonies of Margate and the property management business of De Anza Group, Inc. (DAG), as discussed in Note 5, the property management of Woodbridge was assumed by Terra Vista Management, Inc. (Terra Vista). Terra Vista is wholly owned by Michael D. Gelfand, president of the OGP and the son of Herbert M. Gelfand. Herbert M. Gelfand, together with Beverly Gelfand, is the sole shareholder of the OGP and an individual general partner. Terra Vista was paid $26,526 and $142,623 for management fees during the nine months ended September 30, 1997 and 1996, respectively. Of the $26,526, none was attributable to the three months ended September 30, 1997 (compared to $48,553 paid for the three months ended September 30, 1996).

         In addition, Terra Vista was paid $47,211 and $112,270 during the nine months ended September 30, 1997 and 1996, respectively, for performing bookkeeping, regional management, computer, disposition and investor relations services necessary for the operation of the Partnership and its properties. Of the $47,211, ($3,206) is attributable to the three months ended September 30, 1997 (compared to $46,191 paid for the three months ended September 30, 1996).

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

                            DE ANZA PROPERTIES - X
                            (A Limited Partnership)

                   Notes to Financial Statements (Continued)
                                  (Unaudited)

                 September 30, 1997 and December 31, 1996 and
        For the Nine and Three Months Ended September 30, 1997 and 1996


NOTE 5 - SALE OF COLONIES OF MARGATE (Continued)

         In connection with the sale, the Partnership established various reserves totaling $1,024,923. The $1,024,923 was used to establish the following reserves:

             MHC Reserve                        $181,000
             General Reserve                     557,192
             Independent Committee Reserve       286,731

         The MHC Reserve was required by MHC. It was released in 1995, at which time the gain on sale was recognized. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction. In August 1996, $143,366 of the Independent Committee Reserve was released and the gain on sale was recognized and included in net income. On March 4, 1997, the Partnership distributed the $143,366 to the cash general and limited and general partners. In August 1997, the remaining balance of the Independent Committee Reserve, $143,366, and the General Reserve of $557,192, were released and the gain on sale was recognized and included in net income.

         Pursuant to the guidelines of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate", the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds represented by the MHC Reserve, Independent Committee Reserve and General Reserve, totaling $1,024,923. As these reserves were released or expended, gain on sale was recognized. At December 31, 1996, $700,558 of sale proceeds have been deferred and are included in deferred gain on sale, as reflected in the balance sheets while at September 30, 1997, all reserves were released with no deferred gain on sale reflected in the balance sheets.

NOTE 6 - SALE OF WOODBRIDGE MEADOWS APARTMENTS

         On February 19, 1997, the Partnership sold its sole remaining property, Woodbridge, to Heritage Square Apartments, a general partnership, as to a 90% interest and Arroyo Grande Investment Company, a limited liability company, as to a 10% interest, as tenants in common, for consideration of $29,433,000, all cash. The Buyers are affiliates of J.F. Shea Co., Inc. and are not affiliated with the Partnership. Net sale proceeds, after repayment of mortgage debt of $4,757,740 (including a prepayment penalty of $116,042), broker's commission of $261,330 and transaction costs of $158,171, totaled $24,255,759. Net proceeds of $24,249,532 were distributed to the cash general and limited and general partners on March 4, 1997.

         With the release of the remaining Colonies of Margate sale reserves, the Partnership will cease operations, commence liquidation and dissolve.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------


   The Partnership's quick ratio increased to 67.1:1 from 1.7:1, including unrestricted cash balances of $1,004,097 and $700,939 at September 30, 1997 and December 31, 1996, respectively. The increase is due to the reduction of Partnership liabilities as a result of the Woodbridge sale, the release of restricted cash balances and the maintenance of cash reserves to pay for Partnership expenses until the Partnership can be dissolved. The Partnership's cash balance is its only remaining source of liquidity.

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



Results of Operations
---------------------


   A comparison of results of operations for the nine and three months ended September 30, 1997 and 1996 is not meaningful since the Partnership sold Woodbridge, its sole remaining property, on February 19, 1997. As described in Liquidity and Capital Resources above, the Partnership expects to dissolve upon the release of the Colonies of Margate sale reserves.

   Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

PART II. OTHER INFORMATION



ITEM NUMBER
-----------


         1.  LEGAL PROCEEDINGS

             No new material legal proceedings were commenced during the three months ended September 30, 1997 and there are none pending.

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



                                            DE ANZA PROPERTIES - X
                                                  (Registrant)




                                            By  DE ANZA CORPORATION
                                                A California Corporation
                                                Operating General Partner




Date:  November 12, 1997                    By  /s/ Michael D. Gelfand
                                               -----------------------
                                                Michael D. Gelfand
                                                President and
                                                  Chief Financial Officer